Form 10-K
period 2023-07-31
Digerati Technologies, Inc.
filed 2023-11-24
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was $19,283,849 based on the closing price of $0.0882 per share on January 31, 2023, as reported by the OTCQB.

There were 161,921,685 shares of issuer’s Common Stock outstanding as of November 20, 2023.

i

PART I

ITEM 1. BUSINESS.

Overview

Digerati Technologies, Inc., a Nevada corporation (including our subsidiaries, “we,” “us,” “Company” or “Digerati”), through its operating subsidiaries, (i) Verve Cloud, Inc. (formerly known as T3 communications, Inc.), a Nevada corporation (“Verve Cloud Nevada”), (ii) Verve Cloud, Inc. (formerly known as Shift8 Networks, Inc.), a Texas corporation (“Verve Cloud Texas”), (iii) T3 Communications, Inc., a Florida corporation (“T3 Communications”), (iv) Nexogy, Inc., a Florida corporation (“Nexogy”) and (v) NextLevel Internet, Inc., a California corporation (“Next Level” and, together with Verve Cloud Nevada, Verve Cloud Texas, T3 Communications and Nexogy, the “Operating Subsidiaries”)., which, as of June 1, 2023, operate as a single business unit under the Verve Cloud name and have locations in Texas, Florida and California, provides cloud services specializing in Unified Communications as a Service (“UCaaS”) and broadband connectivity solutions for the business market. Our product line includes a portfolio of Internet-based telephony products and services delivered through our cloud application platform and session-based communication network and network services including Internet broadband, fiber, mobile broadband, and cloud Wide Area Network (“WAN”) or Software-defined Wide Area Network (“SD WAN”) solutions. Digerati Technologies, Inc. was incorporated in the State of Nevada in 1994.

We provide enterprise-class, carrier-grade services to the small-to-medium-sized business (“SMB”) at cost-effective monthly rates. Our UCaaS or cloud communication services include fully hosted Internet Protocol (“IP”)/private branch exchange (“PBX”), video conferencing, mobile applications, Voice over Internet Protocol (“VoIP”) transport, Session Initiation Protocol (“SIP”) trunking, and customized VoIP services all delivered Only in the Cloud™. Our broadband connectivity solutions for the delivery of digital oxygen are designed for reliability, business continuity and to optimize bandwidth for businesses using the Company’s cloud communication services and other cloud-based applications.

As a provider of cloud communications solutions to the SMB, we are seeking to capitalize on the migration by businesses from the legacy telephone network to the IP telecommunication network and the migration from hardware-based on-premise telephone systems to software-based communication systems in the cloud. Most SMBs are lagging in technical capabilities and advancement and seldom reach the economies of scale that their larger counterparts enjoy, due to their achievement of a critical mass and ability to deploy a single solution to a large number of workers. SMBs are typically unable to afford comprehensive enterprise solutions and, therefore, need to integrate a combination of business solutions to meet their needs. Cloud computing has revolutionized the industry and opened the door for businesses of all sizes to gain access to enterprise applications with affordable pricing. This especially holds true for cloud telephony applications, but SMBs are still a higher-touch sale that requires customer support for system integration, network installation, cabling, and troubleshooting. We have placed a significant emphasis on that “local” touch when selling, delivering, and supporting our services which we believe will differentiate us from the national providers that are experiencing high attrition rates due to poor customer support.

The adoption of cloud communication services is being driven by the convergence of several market trends, including the increasing costs of maintaining installed legacy communications systems, the fragmentation resulting from use of multiple on-premise systems, and the proliferation of personal smartphones used in the workplace. Today, businesses are increasingly looking for an affordable path to modernizing their communications system to improve productivity, business performance and customer experience. Modernization has also led to businesses adopting other cloud-based business applications, including customer relationship management (“CRM”), payroll, and accounting software, placing an even more important emphasis on reliable Internet connectivity.

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

Recent Developments

Acquisitions

On February 4, 2022, the Company closed on the acquisition of Next Level Internet, Inc. (“NextLevel”). NextLevel, based in San Diego, California, is engaged in the business of providing cloud communications, UCaaS, collaboration, contact center, managed broadband connectivity and other voice and data services to the SMB market. The acquisition of NextLevel expands the Company’s growing nationwide footprint and adds a strong West Coast presence with nearly 1,000 SMB clients in California.

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

Termination of Minority Equality Opportunities Acquisition Inc., (“MEOA”) Business Combination

On August 30, 2022, Digerati entered into a Business Combination Agreement (as amended, supplemented and otherwise modified from time to time, the “Business Combination Agreement”), by and among Digerati, MEOA, a Delaware corporation, and Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of MEOA (“Merger Sub”).

The Business Combination Agreement provided, among other things, that Merger Sub was to merge with and into Digerati, with Digerati as the surviving company in the merger and, after giving effect to such merger, Digerati being a wholly-owned subsidiary of MEOA (the “Merger”). In addition, MEOA was to be renamed Verve Technologies Corporation. In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the closing, among other things, each share of Digerati common stock outstanding as of immediately prior to the closing was to be exchanged for shares of MEOA common stock, par value $0.0001 per share, based upon the exchange ratio set forth in the Business Combination Agreement.

On June 15, 2023, Digerati terminated the Business Combination Agreement pursuant to Section 7.1(d) of the Business Combination Agreement because the transaction did not close on or prior to the June 15, 2023 termination date. On May 24, 2023, The Nasdaq Stock Market halted the trading MEOA securities. Following this halt, the parties to the Business Combination Agreement did not obtain, prior to June 15, 2023, Nasdaq’s approval of the initial listing application for the combined company in connection with the transactions contemplated by the Business Combination Agreement.

As of July 31, 2023, neither party has sought a termination fee pursuant to the Business Combination Agreement.

Products and Services

We provide a comprehensive suite of cloud services specializing in UCaaS solutions for the business market. Our product line includes a portfolio of Internet-based telephony products and services delivered through our cloud application platform and session-based communication network and network services including Internet broadband, fiber, mobile broadband, and cloud WAN or SD-WAN solutions. We provide enterprise-class, carrier-grade services to the SMB at cost-effective monthly rates. Our UCaaS or cloud communication services include fully hosted IP/PBX, video conferencing, mobile applications, VoIP transport, SIP trunking, and customized VoIP services all delivered Only in the Cloud™. Our broadband connectivity solutions for the delivery of digital oxygen are designed for reliability, business continuity and to optimize bandwidth for businesses using the Company’s cloud communication services and other cloud-based applications.

Voice over Internet Protocol Networks

The basic technology of traditional telecommunications systems was designed for slow mechanical switches. Communications over the traditional telephone network are routed through circuits that must dedicate all circuit resources to each call from its inception until the call ends, regardless of whether anyone is actually talking on the circuit. This circuit-switching technology incurs a significant cost per call and does not efficiently support the integration of voice with data services. Data networks, however, were designed for electronic switching. They break the data stream into small, individually addressed packages of data (“packets”) that are routed independently of each other from the origin to the destination. Therefore, data networks do not require a fixed amount of bandwidth to be reserved between the origin and destination of each call and they do not waste bandwidth when it is not being used for actual transmission of information. This allows multiple voice or voice and data calls to be pooled, resulting in these networks being able to carry more calls with an equal amount of bandwidth. Moreover, they do not require the same complex switching methods required by traditional voice telephone networks, instead using a multiplicity of routers to direct each packet to its destination and automatically routing packets around blockages, congestion, or outages.

Packet switching can be used within a data network or across networks, including the public Internet. The Internet itself is not a single data network owned by any single entity, but rather a loose interconnection of networks belonging to many owners that communicate using the IP. By converting voice signals to digital data and handling the voice signals as data, it can be transmitted through the more efficient switching networks designed for data transmissions and through the Internet using the IP. The transmission of voice signals as digitalized data streams over the Internet is known as VoIP. A VoIP network has the following advantages over traditional networks:

●	Simplification: An integrated infrastructure that supports all forms of communication allows more standardization, a smaller equipment complement, and less equipment management.

●	Network Efficiency: The integration of voice and data fills up the data communication channels efficiently, thus providing bandwidth consolidation and reduction of the costs associated with idle bandwidth. This combined infrastructure can support dynamic bandwidth optimization and a fault tolerant design. The differences between the traffic patterns of voice and data offer further opportunities for significant efficiency improvements.

●	Co-existence with traditional communication mediums: IP telephony can be used in conjunction with existing public telephone system switches, leased and dial-up lines, PBXs and other customer premise equipment, enterprise local area networks (“LANs”), and Internet connections. IP telephony applications can be implemented through dedicated gateways, which in turn can be based on open standards platforms for reliability and scalability.

●	Cost reduction: Under the VoIP network, the connection is directly to the Internet backbone and as a result the telephony access charges, and settlement fees are avoided.

The growth of voice over the Internet was limited in the past due to poor sound quality caused by technical issues such as delays in packet transmission and by bandwidth limitations related to Internet network capacity and local access constraints. However, the expansion of IP network infrastructure, improvements in packet switching and compression technology, new software algorithms and improved hardware have substantially reduced delays in packet transmissions and resulted in superior sound quality to that of the legacy telephone network. The continued improvement and expansion of the Internet Protocol network has resulted in the use of this technology for other communication media, including video conferencing and instant messaging.

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

Broadband Connectivity

Broadband connectivity or Internet access is the ability of individuals and organizations to connect to the Internet using computer terminals, computers, and other devices and to access services or applications hosted on the Internet or in the cloud. Internet service providers (“ISPs”) deliver connectivity at a wide range of data transfer rates using various networking technologies.

We operate as an ISP in California and Florida through a broadband network engineered and built to deliver broadband solutions to our customers in the regional markets served by the Company. The Company’s broadband network utilizes various network technologies, including fiber and wireless technology. Our IP layer of the ISP network incorporates SD WAN technology for optimization of bandwidth and business continuity. The Company also deploys mobile broadband solutions to serve as a diverse network back-up for Internet connectivity.

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

Our cloud-based technology platform enables us and our VARs to deliver enhanced voice services to their business customers. The features supported on our cloud communication platform include all standard telephone features and value-added applications such as voicemail to email, VoIP peering, teleconferencing, interactive voice response (“IVR”) auto attendant, and dial-by-name directory. Our system provides our customers and VARs with a migration path from a traditional PBX system to a complete cloud-based PBX solution.

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

Government Regulation

As a provider of Internet voice communications services, we are subject to regulation in the U.S. by the Federal Communications Commission (“FCC”). Some of these regulatory obligations include contributing to the Federal Universal Service Fund, Telecommunications Relay Service Fund and federal programs related to number administration; providing access to E-911 services; protecting customer information; and porting phone numbers upon a valid customer request, and complying with rules to mitigate Robocalls under the Pallone-Thune Telephone Robocall Abuse Criminal Enforcement and Deterrence (“TRACED”) Act, FCC’s Secure Telephone Identity Revisited (STIR”)/Signature-based Handling of Asserted Information Using toKENs (“SHAKEN”) protocols, and any response to Traceback requests from the FCC’s industry consortium- Industry Traceback Group. We are also required to pay state and local 911 fees and contribute to state universal service funds in those states that assess Internet voice communications services. We are a competitive local exchange carrier (“CLEC”) in Florida. We are subject to the same FCC regulations applicable to telecommunications companies, as well as regulation by the public utility commission in these states. Specific regulations vary on a state-by-state basis, but generally include the requirement to register or seek certification to provide telephone services, to file and update tariffs setting forth the terms, conditions, and prices for our intrastate services and to comply with various reporting, record-keeping, surcharge collection, and consumer protection requirements.

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

Federal, state, local, and foreign governmental organizations are considering other legislative and regulatory proposals that would regulate and/or tax applications running over the Internet. We cannot predict whether new taxes will be imposed on our services, and depending on the type of taxes imposed, whether and how our services would be affected thereafter. Increased regulation of the Internet may decrease its growth and hinder technological development, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, financial condition, and results of operations.

Regulation of Internet-based Telecommunication Services in the United States

We have the necessary authority under Section 214 of the Communications Act to operate as a domestic and international telecommunications carrier. We are considered a non-dominant domestic interstate carrier subject to minimal regulation by the FCC. We are not required to obtain FCC authority to initiate or expand our domestic interstate operations, but we are required to obtain FCC approval to transfer control or discontinue service and are required to file various reports and pay various fees and assessments. In addition, we must offer service on a non-discriminatory basis at just and reasonable rates and are subject to the FCC’s complaint jurisdiction. Generally, our international voice traffic is subject to minimal regulation by state and local jurisdictions.

As a CLEC in Florida.  We are subject to the same FCC regulations applicable to telecommunications companies, as well as regulation by the public utility commission in Florida. As a CLEC, we are generally required to register or seek certification to provide certain services, to file and update tariffs setting forth the terms, conditions and prices for our intrastate services and to comply with various consumer protection, reporting, record-keeping, surcharge collection requirements.

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

Federal Robocall Mitigation Efforts and Regulations

Beginning in March 2020, the FCC began to implement rules pursuant to the TRACED Act to mitigate illegal and fraudulent robocalls to consumer subscribers. The rules apply to all IP Enabled Communication Services operating in the U.S., including interconnected VoIP services like our services. The FCC also implemented a STIR/SHAKEN caller ID authentication framework be integrated by all VoIP services which requires certain identification processes in their Internet Protocol networks no later than June 30, 2022. We took action to implement STIR/SHAKEN in advance of the FCC’s deadlines and are compliant with all applicable STIR/SHAKEN requirements and TRACED Act requirements. We have also registered and coordinated with the FCC’s delegated industry consortium for tracking of robocalls through its Industry Traceback Group and stand ready should action be required. The FCC continues to adopt rules related to illegal robocalls, and we continue to monitor the FCC efforts as they further develop in order to ensure continued compliance with robocall mitigation rules.

Customers and Suppliers

We rely on various suppliers to provide services in connection with our VoIP and UCaaS offerings. Our customers include businesses in various industries including Healthcare, Banking, Financial Services, Legal, Real Estate, and Construction. We are not dependent upon any single supplier or customer.

During the years ended July 31, 2023 and 2022, the Company did not derive revenues of 10% or more from any single customer.

As of July 31, 2023 and 2022, the Company did not have outstanding accounts receivable of 10% or more from any single customer.

Employees

As of July 31, 2023, we had 78 full-time total employees. All of our employees performed sales, operational, technical, and administrative functions. We believe our future success will depend to a large extent on our continued ability to attract and retain highly skilled and qualified employees. We consider our employee relations to be good. None of these aforementioned employees belong to labor unions.

ITEM 1A. RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable to smaller reporting companies.

ITEM 2. PROPERTIES.

As of August 1, 2022, we have relocated to a new headquarter office in San Antonio, Texas and leased offices and facilities in a number of other locations. Below is a list of our primary leased offices and other facilities as of July 31, 2023.

Location	Annual Rent	Lease Expiration Date	Business Use	Approx. Sq. Ft.

8023 Vantage Dr., Suite 660, San Antonio, Texas 78230	$49,136	Sep-27	Executive offices	2,843
10967 Via Frontera, San Diego, CA 92127	$369,229	Mar-26	Office space	18,541
1610 Royal Palm Avenue, Suite 300, Fort Myers, FL 33901	$83,260	Dec-25	Office space and network facilities	6,800
2121 Ponce de Leon Blvd., Suite 200, Coral Gables FL 33134	$106,553	Dec-27	Office space & wireless internet network	4,623
7218 McNeil Dr., FL-1, Austin, TX 78729	$21,000	Mar-24	Network facilities	25
9701 S. John Young Parkway, Orlando, FL 32819	$25,440	May-26	Network facilities	540
8333 NW 53rd St, Doral, FL 33166	$14,021	Jul-25	Wireless internet network	100
100 SE 2nd Street, Miami, FL 33131	$36,466	Jan-24	Wireless internet network	100
9055 SW 73rd Ct, Miami, FL 33156	$8,787	Dec-23	Wireless internet network	100
9517 Fontainebleau Blvd., Miami, FL 33172	$11,907	Aug-24	Wireless internet network	100

We believe that our leased facilities are suitable and adequate for their intended use.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, the Company may become a defendant in litigation arising out of the ordinary course of business. As of July 31, 2023, the Company is not party to any material pending legal proceedings.

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

Holders

As of October 10, 2023, there were approximately 357 record holders of our common stock.

Dividends

We have not paid cash dividends on our common stock, and we do not anticipate paying a dividend in the foreseeable future.

Sales of Unregistered Securities

During the year ended July 31, 2023, the Company issued 6,014,407 shares of common stock in connection with new convertible promissory notes sold to various Noteholders with conversion prices of $0.0956, $0.10, and $0.15 per share. At the time of issuances, the Company recognized the relative fair market value of the shares of common stock of approximately $463,000  as debt discount, received net proceeds of approximately $4,495,000 and it will be amortized to interest expense during the term of the promissory notes.

During the year ended July 31, 2023, the Company issued 6,170,000 shares of common stock as consideration for the extension of maturity dates for the convertible promissory notes with various Noteholders. The Company recognized the fair market value of the shares of common stock of approximately $693,000 which was recognized as interest at the time of each extension.

On April 30, 2023, the Company issued 1,370,551 shares of common stock in conjunction with incentive plan accomplishments to Mr. Art Smith, Mr. Antonio Estrada, and Mr. Craig Clement.

On May 10 2023, the Company issued 1,180,000 shares of common stock to one option holder for the exercise of 1,180,000 stock options, with an exercise price of $0.042 per share and secured $49,560 in proceeds.

On September 28, 2022, December 1, 2022, January 30, 2023, and May 19, 2023, the Company issued 105,726, 320,192, 429,132, and 83,333 shares of common stock, respectively, to four Series A Preferred Shareholders who converted 225,000 Series A Convertible Preferred Stock shares and $56,516 of accrued dividends.

On October 12, 2022, October 19, 2022 and November 17, 2022, the Company issued 96,774, 63,854, and 9,677 shares of common stock, respectively, to nine warrant holders for the exercise of 170,305 warrants, with an exercise price of $0.13 per warrant and secured $22,139 in proceeds.

On November 7, 2022   and April 18, 2023, the Company issued 1,500,000 and 1,500,000 shares of common stock, respectively, in connection with the conversion of $150,000 of convertible promissory notes with a conversion price of $0.05 per share to one Noteholder.

The sales and issuances of the securities described above were made pursuant to the exemptions from registration contained into Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D under the Securities Act. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Annual Report on Form 10-K contains “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements describe management’s beliefs and expectations about the future. We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” and “intend,” or words of similar import. Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, and actual results may be materially different than our expectations. Factors that would cause or contribute to such differences include, actions by significant customers or competitors, reliance on key customers and lack of new customer business, continued acceptance of the Company’s products in the marketplace, lack of new products, innovation, and technological changes, competitive developments, general domestic and International economic conditions such as inflation and rising interest rates, the Company’s past due promissory notes (including receipt of default notices, lack of liquidity, our current going concern, the medical leave of absence of Mr. Art Smith (our CEO), and the decreased availability of capital. The factors listed above are not exhaustive. Other sections of this Form 10-K include additional factors that could materially and adversely impact the Company’s business, financial condition and results of operations.  Moreover, the Company operates in a very competitive and rapidly changing environment.  New factors emerge from time to time and it is not possible for management to predict the impact of all these factors on the Company’s business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results.  Any or all of the forward-looking statements contained in this Form 10-K and any other public statement made by the Company or its management may turn out to be incorrect.  The Company expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

The following is a discussion of the consolidated financial condition and results of operations for the fiscal years ended July 31, 2023, and 2022, and should be read in conjunction with our Consolidated Financial Statements, the Notes thereto, and the other financial information included elsewhere in this Annual Report on Form 10-K. For purposes of the following discussion, FY 2023 or 2023 refers to the year ended July 31, 2023, and FY 2022 or 2022 refers to the year ended July 31, 2022.

Recent Activity

Termination of MEOA Business Combination

On August 30, 2022, Digerati entered into a Business Combination Agreement, by and among Digerati, MEOA, and Merger Sub.

The Business Combination Agreement provided, among other things, that Merger Sub was to merge with and into Digerati, with Digerati as the surviving company in the merger and, after giving effect to such merger, Digerati being a wholly-owned subsidiary of MEOA. In addition, MEOA was to be renamed Verve Technologies Corporation. In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the closing, among other things, each share of Digerati common stock outstanding as of immediately prior to the closing was to be exchanged for shares of MEOA common stock, par value $0.0001 per share, based upon the exchange ratio set forth in the Business Combination Agreement.

On June 15, 2023, Digerati terminated the Business Combination Agreement pursuant to Section 7.1(d) of the Business Combination Agreement because the transaction did not close on or prior to the June 15, 2023 termination date. On May 24, 2023, The Nasdaq Stock Market halted the trading of MEOA securities. Following this halt, the parties to the Business Combination Agreement did not obtain, prior to June 15, 2023, Nasdaq’s approval of the initial listing application for the combined company in connection with the transactions contemplated by the Business Combination Agreement.

As of July 31, 2023, neither party has sought a termination fee pursuant to the Business Combination Agreement.

Results of Operations

Cloud Software and Service Revenue. Cloud software and service revenue increased by $7,469,000, or 31%, from the year ended July 31, 2022 as compared to the year ended July 31, 2023. The increase in revenue is primarily attributed to the increase in total customers between periods due to the acquisitions of Skynet in December 2021 and of Next Level Internet in February 2022. Our total number of customers increased from 4,023 for the year ended July 31, 2022 to 4,671 customers for the year ended July 31, 2023. As part of the acquisitions, our primary emphasis is on integrating the secured customers base, consolidating products and services, retaining the monthly recuring revenue, and providing exceptional customer support.

Cost of Services (exclusive of depreciation and amortization). The cost of services increased by $1,940,000, or 21%, from the year ended July 31, 2022 as compared to the year ended July 31, 2023. Our total number of customers increased from 4,023 for the year ended July 31, 2022 to 4,671 customers for the year ended July 31, 2023. Our consolidated gross margin improved by $5,529,000, or 37%, from the year ended July 31, 2022 as compared to the year ended July 31, 2023. We are not aware of any events that are reasonably likely to cause a material change in the relationship between our costs and our revenues.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees and stock compensation expense). SG&A expenses increased by $4,744,000, or 39%, from the year ended July 31, 2022 as compared to year ended July 31, 2023. The increase in SG&A is attributed to the acquisition of Skynet in December 2021 and the acquisition of Next Level Internet in February 2022; the Company absorbed all of the employees responsible for service delivery for the customer base, technical support, sales, customer service, and administration.

Stock Compensation expense. Stock compensation expenses increased by $657,000, or 293%, from the year ended July 31, 2022 as compared to the year ended July 31, 2023. The increase to stock-based compensation expense was primarily due to stock modifications (the exchange and extension of the expiration date) on 3,460,000 previously issued stock options to various employees until December 1, 2027. In addition, the Company issued 5,895,000 new stock options to company executives and to the Chairman of the Board of the Directors which vested immediately and have an expiration date of December 1, 2027.

Legal and professional fees. Legal and professional fees increased by $497,000, or 16%, from the year ended July 31, 2022 to the year ended July 31, 2023, which include legal and professional fees that relate to due diligence, audits for the acquisitions, purchase price allocation, legal fees paid in accordance with the Credit Agreement, dated as of November 17, 2020 (as amended, supplemented or otherwise modified from time to time, the “Credit Agreement”), among the Operating Subsidiaries, Post Road Special Opportunity Fund II LLP (“PRSOF”), as a lender, the other lenders party thereto and Post Road Administrative LLC (“PR Administrative” and, together with its affiliate PRSOF, “Post Road”), as administrative agent for the lenders, to counsel for Post Road, and investor relations.

Bad debt. Bad debt increased by $17,000, or 17%, from the year ended July 31, 2022 to the year ended July 31, 2023. The increase is attributed to the recognition of $115,000 in bad debt for accounts deemed uncollectible during the year ended July 31, 2023. During the year ended July 31, 2022, the Company recognized $98,000 in bad debt.

Depreciation and amortization. Depreciation and amortization increased by $993,000, or 34%, from the year ended July 31, 2022 to the year ended July 31, 2023. The increase is primarily attributed to the acquisitions and related amortization for intangible assets and the additional depreciation related to the assets acquired from Skynet and NextLevel. In addition, the Company experienced an increase in amortization for Right-of-Use assets.

Operating loss. The Company reported an operating loss of $5,055,000 for the year ended July 31, 2023 as compared to an operating loss of $3,676,000 for the year ended July 31, 2022. The increase in operating loss of $1,379,000, or 38%, between periods is primarily due to net increases in SG&A (including stock-based compensation) of $5,401,000, an increase in legal and professional fees of $497,000, increases in cost of services (exclusive of depreciation and amortization) of $1,940,000, $17,000 for bad debt, and $993,000 for depreciation and amortization expense, partially offset by the improvement in gross margin of $5,529,000.

Gain on derivative instruments. The gain on derivative instruments increased by $340,000, or 5%, from the year ended July 31, 2022 to the year ended July 31, 2023. We are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market. As a result of the re-measurement of all derivative instruments we recognized a gain or loss between periods.

Gain (loss) on extinguishment of debt. For the year ended July 31, 2023, the gain on extinguishment of debt was $55,000. For the year ended July 31, 2022, the loss on extinguishment of debt was $5,481,000. On December 20, 2021, the Operating Subsidiaries and Post Road entered into an amendment to the Credit Agreement (the “Amendment”) in connection with which Verve Cloud Nevada incurred additional indebtedness under the Credit Agreement in a principal amount of $3,500,000, accrued interest of $187,442, and an amendment fee of $1,418,744 which were recapitalized under the revised A&R Term Loan A. Pursuant to the Amendment, $6,000,000 was applied to fund the acquisition of Skynet Telecom LLC’s assets, professional fees and other fees and expenses with respect to the transactions contemplated by the Amendment and for general corporate and working capital purposes of the Operating Subsidiaries. The Company determined that the recapitalization of the debt under the Credit Agreement under the Amendment constituted an extinguishment of debt and recognized a loss on extinguishment of debt of $5,480,000, which is comprises the full amortization debt discount of $4,061,000 and amendment fees of $1,419,000.

Other income (expense). Other income (expense) increased by $439,000, or 1,688%, from the year ended July 31, 2022 to the year ended July 31, 2023. The increase in other income is mostly due to the recognition of a gain on a settlement of conversion premium of $466,000 from a convertible note.

Interest expense. Interest expense increased by $5,338,000, or 89%, from the year ended July 31, 2022 to the year ended July 31, 2023. During the year ended July 31, 2023, the Company recognized amortization of debt discount of $2,930,000 related to the adjustment to the present value of various convertible notes, debt, and warrants. Additionally, the Company recognized $2,289,000 in interest cash payments to Post Road and other lenders, accrual of approximately $2,465,000 for interest expense for various promissory notes and $589,000 fair value of shares issued, as well $2,886,361 consisting of $2,108,724 interest to Post Road, and $777,637 added to various other promissory notes, all charged to interest expense as consideration for extension of the maturity dates.

Income tax expense. During the year ended July 31, 2023, the Company recognized an income tax expense of $192,000. During the year ended July 31, 2022 the Company recognized an income tax expense of $419,000.

Net loss including noncontrolling interest. Net loss including noncontrolling interest for the year ended July 31, 2022 was $9,354,000 as compared to the net loss of $9,529,000 for the year ended July 31, 2023. The decrease in net loss including noncontrolling interest between periods is primarily due to a decrease in total other expense of $1,204,000 partially offset by an increase in the operating loss of $1,379,000.

Net loss attributable to Digerati’s shareholders. Net loss for the year ended July 31, 2023 was $8,291,000 as compared to a net loss for the year ended July 31, 2022 of $8,013,000.

Deemed dividend on Series A Convertible Preferred Stock. Dividend accrued on convertible preferred stock for the year ended July 31, 2023 and 2022 was $8,000 and $19,000, respectively.

Net loss attributable to Digerati’s common shareholders. Net loss for the year ended July 31, 2023 was $8,299,000 compared to a net loss for the year ended July 31, 2022 of $8,032,000.

Non-GAAP Financial Measures - Reconciliation of Net Income (Loss) to Adjusted EBITDA – OPCO and Adjusted EBITDA – Income

EBITDA from operations and income, as adjusted, are non-GAAP measures and should be considered in addition to, not as a substitute for, net income (loss), cash flow and other measures of financial performance reported in accordance with GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as corporate expenses, transactional legal expenses, stock option expense, and depreciation and amortization, which are significant components in assessing the Company’s financial performance. The Company believes that the presentation of EBITDA from operations and income, as adjusted, provides useful information regarding the Company’s operations and other factors that affect the Company’s reported results. Specifically, the Company believes that by excluding certain one-time or non-cash items such as transactional legal fees and depreciation and amortization, as well as potential distortions between periods caused by factors such as financing and capital structures, the Company provides users of its consolidated financial statements with insight into both its operations as well as the factors that affect reported results between periods but which the Company believes are not representative of its operations. As a result, users of the Company’s consolidated financial statements are better able to evaluate changes in the financial consolidated results of the Company across different periods.

The following tables provide information regarding certain non-GAAP financial measures for Digerati for the years ended July 31, 2023 and 2022. Management utilizes these metrics to track and forecast revenue trends and expected results from operations:

Consolidated Statement of Operations

(In thousands)

	Year ended July 31,
	2023	2022	Variances	%
OPERATING REVENUES:
Cloud-based hosted services	$31,623	$24,154	$7,469	31%

Total operating revenues	31,623	24,154	7,469	31%

Cost of services (exclusive of depreciation and amortization)	11,286	9,346	1,940	21%
Selling, general and administrative expense	16,954	12,210	4,744	39%
Stock compensation expense	881	224	657	293%
Legal and professional fees	3,533	3,036	497	16%
Bad debt	115	98	17	17%
Depreciation and amortization expense	3,909	2,916	993	34%

Total operating expenses	36,678	27,830	8,848	32%

OPERATING LOSS	(5,055)	(3,676)	(1,379)	38%

OTHER INCOME (EXPENSE):
Gain (loss) on derivative instruments	6,526	6,186	340	5%
Gain (loss) on extinguishment of debt	55	(5,481)	5,536	-101%
Other income (expense)	465	26	439	1688%
Interest expense	(11,328)	(5,990)	(5,338)	89%
Income tax expense	(192)	(419)	227	-54%
Total other income (expense)	(4,474)	(5,678)	1,204	-21%
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(9,529)	(9,354)	(175)	2%

Less: Net loss attributable to the noncontrolling interests	1,238	1,341	(103)	-8%

NET INCOME (LOSS) ATTRIBUTABLE TO DIGERATI’S SHAREHOLDERS	$(8,291)	$(8,013)	$(278)	3%

Deemed dividend on Series A Convertible preferred stock	(8)	(19)	11	-58%

NET INCOME (LOSS) ATTRIBUTABLE TO DIGERATI’S COMMON SHAREHOLDERS	$(8,299)	$(8,032)	$(267)	3%

Reconciliation of Net Income (Loss) to Adjusted EBITDA - OPCO, Net of Non-Cash Expenses & Transactional

(In thousands)

	Year ended July 31,
	2023	2022	Variances	%
NET INCOME (LOSS) ATTRIBUTABLE TO DIGERATI’S SHAREHOLDERS, as reported	$(8,291)	$(8,013)	$(278)	3%

EXCLUDING NON-CASH ITEMS TRANSACTIONAL COSTS & CORP EXP
ADJUSTMENTS:
Stock compensation & warrant expense	881	224	657	293%
Corp Expenses (Net of stock compensation, Legal fees & Transactional cost)	1,529	1,385	144	10%
Legal, professional fees & transactional costs	3,510	2,703	807	30%
Depreciation and amortization expense	3,909	2,916	993	34%
OTHER ADJUSTMENTS
Gain (loss) on derivative instruments	(6,526)	(6,186)	(340)	5%
Gain (loss) on extinguishment of debt	(55)	5,481	(5,536)	-101%
Other income (expense)	(465)	(26)	(439)	1688%
Interest expense	11,328	5,990	5,338	89%
Income tax expense	192	419	(227)	-54%
Less: Net loss attributable to the noncontrolling interests	(1,238)	(1,341)	103	-8%
ADJUSTED EBITDA – OPCO	$4,774	$3,552	$1,222	34%
ADD-BACKS Expenses
Corp Expenses (Net of stock compensation, Legal fees & Transactional cost)	1,529	1,385	144	10%
ADJUSTED EBITDA – INCOME	$3,245	$2,167	$1,078	50%

	Year ended July 31,
Other Key Metrics	2023	2022	Variances	%
Total Customers	4,671	4,023	648	16%

Cloud software and service revenue increased by $7,469,000, or 31%, from the year ended July 31, 2022 as compared to the year ended July 31, 2023. In addition, our gross margin increased by $5,529,000, or 37%, during Fiscal Year 2023. The increase in revenue and gross margin for the entirety of fiscal year 2023 versus only part of fiscal year 2022 is primarily attributed to the increase in total customers between years due to the acquisitions of Skynet in December 2021 and NextLevel in February 2022.

EBITDA from operations, as adjusted, increased by $1,222,000, or 34%, from the year ended July 31, 2022 to the year ended July 31, 2023. The primary reason for the improvement in EBITDA from operations is due to the increase in gross margin of $5,529,000 during Fiscal Year 2023. The improvement in gross margin was offset by the increase in total operational expenses between the years ended July 31, 2022 and 2023. (See table above for the adjustments to Net Income (Loss) attributable to Digerati shareholders.) EBITDA from operations, as adjusted, is not intended to represent cash flows for the periods presented, nor have they been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

EBITDA from income, as adjusted, increased by $1,078,000, or 50%, from the year ended July 31, 2022 to the year ended July 31, 2023. The primary reason for the improvement in EBITDA from operations is due to the increase in gross margin of $5,529,000 during Fiscal Year 2023. EBITDA from income, as adjusted, is not intended to represent cash flows for the periods presented, nor have they been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Our total customers increased from 4,023 during the year ended July 31, 2022 to 4,671 for the year ended July 31, 2023. Going forward, absent future acquisitions, we expect a net increase in our number of customers of 1% to 5% each fiscal year.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of approximately $924,000 as of July 31, 2023. Net cash used in operating activities during the year ended July 31, 2023 was approximately $3,222,000. The increase in net cash used in operating activities resulted primarily from the net loss incurred during the year ended July 31, 2023 as a result of operating expenses, that included $881,000 in stock compensation and warrant expense, bad debt expense of $115,000, amortization of right-of-use assets of $696,000, amortization of debt discount of $2,930,000, depreciation and amortization expense of $3,909,000, debt extension fee charged to interest expense of $864,000, warrants issued for debt extension for $170,000, and common stock issued for debt extension charged to interest expense of $589,000, partially offset by gain on settlement of conversion premium of $466,000, gain on derivative liability of $6,526,000, gain on extinguishment of debt of $55,000, and change in operating assets and liabilities resulted in a net increase of $3,200,000.

Cash used in investing activities during the year ended July 31, 2023 was $436,000, which was used for the acquisition of equipment.

Cash provided by financing activities during the year ended July 31, 2023 was $3,073,000. The net increase in cash provided by financing was primarily due to the Company securing $4,541,000 from convertible notes, net of issuance costs and discounts and securing $250,000 from debt financing from a related party, net of issuance costs and discounts, proceeds from the exercise of warrants of $22,000, proceeds from the exercise of stock options of $50,000, partially offset by principal payments of $785,000 on various convertible notes, principal payments of $298,000 on debt, principal payments of $568,000 on related party notes, and principal payments of $139,000 on equipment financing.

Overall, our net operating, investing, and financing activities during the year ended July 31, 2023 resulted in a net decrease in cash and cash equivalents for $585,000.

Digerati’s consolidated financial statements for the year ended July 31, 2023 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Since the Company’s inception in 1993, Digerati has incurred net losses and accumulated a deficit of approximately $121,684,000 and a working capital deficit of approximately $65,279,000 which raises substantial doubt about Digerati’s ability to continue as a going concern.

We are currently taking initiatives to reduce our overall cash deficiencies on a monthly basis. During Fiscal Year 2023, certain members of our management team continued to receive a portion of their compensation in common stock to reduce the depletion of our available cash. To strengthen our business, we intend to adopt best practices from our recent acquisitions and invest in a marketing and sales strategy to grow our monthly recurring revenue; we anticipate utilizing our value-added resellers and channel partners to tap into new sources of revenue streams; and we have also secured numerous agent agreements through our recent acquisitions that we anticipate will accelerate revenue growth. In addition, we will continue to focus on selling a greater number of comprehensive services to our existing customer base. Further, in an effort to increase our revenues, we will continue to evaluate the acquisition of various assets with emphasis in VoIP Services and Cloud Communication Services. As a result, during the process of evaluating such acquisitions we anticipate incurring significant legal and professional fees.

The Company anticipates issuing additional equity, entering into additional convertible notes and/or obtaining other indebtedness to secure the funding required to meet these cash needs. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, the Company may not be able to meet its interest payments, capital expenditures and operational needs. As a result, the Company will be required to negotiate with its lender the terms of the current financing agreements, in addition to postponing the timing of deployment of its capital expenditures and extending the timing of the operational cash needs.

The Credit Agreement contains customary representations, warranties, and indemnification provisions. The Credit Agreement also contains affirmative and negative covenants with respect to the operation of the business and properties of the loan parties as well as financial performance.

Below are key financial covenant requirements, (measured quarterly) for the fiscal quarter ended July 31, 2023:

●	Maximum–Allowed - Senior Leverage Ratio of 3.55 to 1.00

●	Minimum–Allowed – EBITDA (on an annualized basis) of $4,394,867

●	Minimum–Allowed - Liquidity of $2,000,000

●	Maximum Allowed - Capital Expenditures of $94,798 (Quarterly)

●	Minimum–Allowed – Fixed Charge Coverage Ratio of 1.50 to 1.00

●	Maximum Allowed - Churn of 3.00% at any time

As of July 31, 2023, the Company was not in compliance with the financial covenants under the Credit Agreement. This noncompliance, together with certain other events of default that have occurred and are continuing under the Credit Agreement, resulted in our classifying the indebtedness under the Credit Agreement as a current liability.

The Operating Subsidiaries’ obligations under the Credit Agreement are secured by first priority security interests in (a) the equity interests of the Operating Subsidiaries (other than Verve Cloud Nevada), pursuant to the Pledge Agreement, dated November 17, 2020 (the “Pledge Agreement”), made by Verve Cloud Nevada in favor of Post Road Administrative and (b) substantially all of the other assets of the Operating Subsidiaries, pursuant to the Guaranty and Collateral Agreement, dated November 17, 2020, subsequently amended on December 31, 2021, February 4, 2022, December 15, 2022, and February 3, 2023 (the “Guaranty and Collateral Agreement”), among the Operating Subsidiaries and Post Road Administrative.

During the period beginning on August 1, 2021, and ending on July 31, 2023, the Company and Post Road entered into several amendments and other modifications to the Credit Agreement. Specifically:

●	On December 15, 2022, Post Road agreed to forbear from exercising its remedies in connection with the Company’s failure to comply with the financial covenants in the Credit Agreement as of the last day of the fiscal quarter ended October 31, 2022, as well as certain other specified defaults, until December 23, 2022.

●	On February 3, 2023, with an effective date of December 23, 2022, Digerati, the Operating Subsidiaries and Post Road entered into a Consent, Limited Waiver and Fourth Amendment to Credit Agreement and Amendment to Notes (the “Fourth Amendment”). Among other things, the Fourth Amendment (a) conditionally revised each of the six financial covenants set forth in the Credit Agreement (related to maximum leverage, minimum liquidity, minimum EBITDA, maximum capital expenditures, minimum interest coverage (a provision that replaced the minimum fixed charge coverage ratio provision), and maximum churn), (b) conditionally waived all then-existing events of default under the Credit Agreement and (c) modified the interest rates payable under the Credit Agreement. In addition, the Fourth Amendment provided that none of the revised financial covenants (other than minimum liquidity of $1,000,000, which was tested and met as of January 21, 2023) would be tested as of the last day of the fiscal quarter ended January 31, 2023 so long as no additional events of default occurred prior to such date. The conditional revisions to the financial covenants and the conditional waivers of existing events of default in the Fourth Amendment were contingent on the consummation of the Merger with MEOA by February 28, 2023 (the “Merger Outside Closing Date”). If the Merger was not consummated by the Merger Outside Closing Date, the terms of the financial covenants would revert to the terms in effect immediately prior to the Fourth Amendment and the existing events of default would continue unwaived. The Merger Outside Closing Date was, as described below, extended several times, but the termination of the Business Combination Agreement with MEOA has effectively nullified the revisions to the financial covenants and conditional waivers set forth in the Fourth Amendment.

●	On March 13, 2023, Digerati, the Operating Subsidiaries, and Post Road entered into the Fifth Amendment to Credit Agreement, with an effective date of February 28, 2023, which specifically extended the Merger Outside Closing Date from February 28, 2023, to April 28, 2023.

●	On April 3, 2023, Digerati, the Operating Subsidiaries, and Post Road entered into a Sixth Amendment to its Credit Agreement (the “Sixth Amendment”), which (a) deferred the cash interest otherwise due and payable on April 1, 2023, to May 1, 2023, and (b) increased the net principal amount of additional convertible notes the Company was permitted by the Credit Agreement to have outstanding from $3,000,000 to $3,500,000.

●	On May 1, 2023, with an effective date of April 28, 2023, Digerati, the Operating Subsidiaries, and Post Road entered into a Seventh Amendment to Credit Agreement (the “Seventh Amendment”), pursuant to which the Merger Outside Closing Date was extended from April 28, 2023, to May 31, 2023, or such later date as agreed to in writing by Post Road in its sole discretion.

●	On August 16, 2023, Digerati, the Operating Subsidiaries and Post Road entered into a letter agreement, pursuant to which Post Road agreed that all accrued interest that was originally due and payable in cash by the Operating Subsidiaries on April 3, 2023, May 1, 2023, June 1, 2023, July 3, 2023 and August 1, 2023 would, instead, be added to the outstanding principal balances of Term Loan A and Term Loan C, as applicable, under the Credit Agreement on the effective date of the letter agreement, and due on the maturity dates of such loans, along with all other principal and interest amounts thereunder.

Additionally, on November 22, 2023 (with effect from November 2, 2023), Verve Cloud, Inc. (“Verve Cloud”) and Verve Cloud’s subsidiaries (Verve Cloud and its subsidiaries, collectively, the “Verve Cloud Nevada Parties”), Digerati and Post Road entered into a Second Forbearance Agreement, Amendment to Loan Documents and Limited Consent, which (a) extends the maturity date of our Term Loan C Note with Post Road from November 2, 2023, to December 31, 2023, (b) provides that Post Road and the other lenders under the Credit Agreement shall forbear through December 31, 2023 from exercising their rights and remedies under the loan documents and applicable law with respect to (i) certain existing events of default under the loan documents and (ii) certain events of default that are expected to arise before December 31, 2023, and (c) amends certain provisions of the Credit Agreement and the other loan documents to allow the company to incur up to an additional $2,000,000 of working capital financing. For additional information regarding the Second Forbearance Agreement, Amendment to Loan Documents and Limited Consent, see Note 18 - Subsequent Events to the Consolidated Financial Statements; see also Part II, Item 9B, Other Information to this Annual Report on Form 10-K.

We have been successful in raising debt and equity capital in the past and as described in Notes 10, 11, and 12 to the financial statements. We have financing efforts in place to continue to raise cash through debt and equity offerings. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful. The Company will continue to work with various funding sources to secure additional debt and equity financings. However, Digerati cannot offer any assurance that it will be successful in executing the aforementioned plans to continue as a going concern.

Management believes that available resources as of July 31, 2023, will not be sufficient to fund the Company’s operations, debt service and corporate expenses over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital, issuing stock-based compensation to certain members of the executive management team in lieu of cash, and/or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to secure such best-efforts funding from various possible sources, including equity or debt financing, sales of assets, or collaborative arrangements. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences, or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to curtail its operations, and the Company may not be able to pay off its obligations, if and when they come due.

Our current cash expenses are expected to be approximately $1,300,000 per month, including wages, rent, utilities, corporate expenses, and legal professional fees associated with potential acquisitions. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our corporate and ongoing operating expenses, or to pay our current liabilities. As of July 31, 2023, our total liabilities were approximately $69,276,000, which included $4,125,000 in derivative liabilities. We will continue to use our available cash on hand to cover our deficiencies in operating expenses. Our cash requirements to meet our interest payments to Post Road, capital expenditure needs, and operational cash flow needs over the next 18 months are estimated to be approximately $3,500,000.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors believed to be relevant at the time the consolidated financial statements are prepared. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

We believe that our accounting policies and estimates are critical to aid in fully understanding and evaluating our reported financial results.

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

In accordance with FASB ASC 350-20-35, “Intangibles - Goodwill and Other,” a third-party specialty valuation firm tested our goodwill for impairment. Based upon their impairment analysis performed during the fourth quarter of fiscal year 2023, management of the Company has agreed with our third-party  valuation firm in their conclusion that there was no impairment of goodwill at July 31, 2023.

In accordance with FASB ASC 360-10-35, “Property, Plant, and Equipment,” a third-party specialty valuation firm reviewed our long-lived asset groups, including property and equipment and other intangible assets, for impairment whenever events indicate that their carrying amounts may not be recoverable. When it is determined that one or more impairment indicators are present for an asset group, it is necessary to compare the carrying amount of the asset group to net future undiscounted cash flows that the asset group is expected to generate. If the carrying amount of the asset group is greater than the net future undiscounted cash flows, an impairment loss is recognized for the excess of the carrying amount of the asset group over its fair value. The management of the Company has agreed with the third-party specialty valuation firm in their conclusion that there were no impairment indicators relating to our long-lived assets  as July 31, 2023.

Revenue Recognition. The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenues from Contracts with Customers (“ASC 606”).

The Company recognizes cloud-based hosted services revenue, mainly from subscription services for its cloud telephony applications that includes hosted IP/PBX services, SIP trunking, call center applications, auto attendant, voice and web conferencing, call recording, messaging, voicemail to email conversion, integrated mobility applications that are device and location agnostic, and other customized applications. Other services include enterprise-class data and connectivity solutions through multiple broadband technologies including cloud WAN or SD-WAN, fiber, and Ethernet over copper. We also offer remote network monitoring, data backup and disaster recovery services. The Company applies a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when the performance obligation is satisfied. Substantially all of the Company’s revenue is recognized over time, on a monthly basis, as services are rendered or at a point   in time when control of the products transfers to the customer.

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

OFF BALANCE SHEET ARRANGEMENTS

As of July 31, 2023, we do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Digerati Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Digerati Technologies, Inc. and its subsidiaries (collectively, the “Company”) as of July 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023 and 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2018.

Houston, Texas

November 22, 2023

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 31,	July 31,
	2023	2022

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$924	$1,509
Accounts receivable, net	749	622
Prepaid and other current assets	650	383
Total current assets	2,323	2,514

LONG-TERM ASSETS:
Intangible assets, net	12,211	15,188
Goodwill	19,380	19,380
Property and equipment, net	1,346	1,647
Other assets	437	273
Investment in Itellum	185	185
Right-of-Use assets - financing	578	62
Right-of-Use assets - operating	1,912	2,436
Total assets	$38,372	$41,685

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$5,373	$3,222
Accrued liabilities	9,877	9,627
Equipment financing	228	21
Convertible note payable, current, net of discount of $960 and $120, respectively	8,216	3,948
Note payable, current, related party, net of discount of $0 and $40, respectively	500	833
Note payable, current, net of discount of $60 and $181, respectively	36,497	870
Acquisition payable	1,000	1,000
Deferred income	1,124	931
Derivative liability	4,125	10,588
Operating lease liability, current	662	797
Total current liabilities	67,602	31,837

LONG-TERM LIABILITIES:
Note payable, net of discount $0 and $313, respectively	-	33,335
Convertible note payable	-	500
Equipment financing	354	43
Operating lease liability, net of current portion	1,320	1,788
Total long-term liabilities	1,674	35,666
Total liabilities	69,276	67,503
Commitments and contingencies
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001, 50,000,000 shares authorized
Convertible Series A Preferred stock, $0.001, 1,500,000 shares designated, 0 and 225,000 issued and outstanding, respectively	-	-
Convertible Series B Preferred stock, $0.001, 1,000,000 shares designated, 425,442 and 425,442 issued and outstanding, respectively	-	-
Convertible Series C Preferred stock, $0.001, 1,000,000 shares designated, 55,400 and 55,400 issued and outstanding, respectively	-	-
Series F Super Voting Preferred stock, $0.001, 100 shares designated, 100 and 100 issued and outstanding, respectively	-	-
Common stock, $0.001, 500,000,000 shares authorized, 160,931,685 and 142,088,039 issued and outstanding (109,000,000 and 30,000,000, respectively, reserved in Treasury)	161	142
Additional paid in capital	93,911	89,487
Accumulated deficit	(121,684)	(113,393)
Other comprehensive income	1	1
Total Digerati’s stockholders’ deficit	(27,611)	(23,763)
Noncontrolling interest	(3,293)	(2,055)
Total stockholders’ deficit	(30,904)	(25,818)
Total liabilities and stockholders’ deficit	$38,372	$41,685

See accompanying notes to consolidated financial statements.

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Years Ended July 31,
	2023	2022
OPERATING REVENUES:
Cloud software and service revenue	$31,623	$24,154

Total operating revenues	31,623	24,154

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	11,286	9,346
Selling, general and administrative expense	17,835	12,434
Legal and professional fees	3,533	3,036
Bad debt expense	115	98
Depreciation and amortization expense	3,909	2,916
Total operating expenses	36,678	27,830

OPERATING LOSS	(5,055)	(3,676)

OTHER INCOME (EXPENSE):
Gain (loss) on derivative instruments	6,526	6,186
Gain (loss) on extinguishment of debt	55	(5,481)
Other income (expense)	465	26
Interest expense	(11,328)	(5,990)
Income tax expense	(192)	(419)
Total other income (expense)	(4,474)	(5,678)

NET LOSS INCLUDING NONCONTROLLING INTEREST	(9,529)	(9,354)

Less: Net loss attributable to the noncontrolling interests	1,238	1,341

NET LOSS ATTRIBUTABLE TO DIGERATI’S SHAREHOLDERS	(8,291)	(8,013)

Deemed dividend on Series A Convertible preferred stock	(8)	(19)
NET LOSS ATTRIBUTABLE TO DIGERATI’S COMMON SHAREHOLDERS	$(8,299)	$(8,032)

LOSS PER COMMON SHARE - BASIC	$(0.05)	$(0.05)

LOSS PER COMMON SHARE - DILUTED	$(0.05)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	151,491,158	139,594,358

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	151,491,158	139,594,358

See accompanying notes to consolidated financial statements.

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

(In thousands, except for share amounts)

	Equity Digerati’s Shareholders
	Preferred
	Convertible											Additional	Other
	Series A		Series B		Series C		Series F		Common		Paid-in	Accumulated	Comprehensive	Stockholders	Noncontrolling
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	Deficit	Income	Equity	Interest	Totals
BALANCE, July 31, 2021	225,000	-	425,442	-	55,400	-	100	-	138,538,039	139	$89,100	$(105,380)	$1	$(16,140)	$(714)	$(16,854)
Amortization of employee stock options	-	-	-	-	-	-	-	-	-	-	98	-	-	98	-	98
Common stock issued for services	-	-	-	-	-	-	-	-	1,500,000	1	125	-	-	126	-	126
Common stock issued for debt extension	-	-	-	-	-	-	-	-	550,000	1	64	-	-	65	-	65
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	-	-	1,500,000	1	119	-	-	120	-	120
Dividends accrued	-	-	-	-	-	-	-	-	-	-	(19)	-	-	(19)	-	(19)
Net Ioss	-	-	-	-	-	-	-	-	-	-	-	(8,013)	-	(8,013)	(1,341)	(9,354)
BALANCE, July 31, 2022	225,000	-	425,442	-	55,400	-	100	-	142,088,039	$142	$89,487	$(113,393)	$1	$(23,763)	$(2,055)	$(25,818)
Amortization of employee stock options	-	-	-	-	-	-	-	-	-	-	881	-	-	881	-	881
Common stock issued to employees	-	-	-	-	-	-	-	-	1,370,551	1	(1)	-	-	-	-	-
Common stock issued for exercise of employee stock options	-	-	-	-	-	-	-	-	1,180,000	1	49	-	-	50	-	50
Common stock issued for conversion of Convertible Series A Preferred stock	(225,000)	-	-	-	-	-	-	-	938,383	1	56	-	-	57	-	57
Common stock issued for exercise of warrants	-	-	-	-	-	-	-	-	170,305	-	22	-	-	22	-	22
Common stock issued for debt extension	-	-	-	-	-	-	-	-	6,170,000	6	583	-	-	589	-	589
Common stock issued for debt conversion and settlement	-	-	-	-	-	-	-	-	3,000,000	3	148	-	-	151	-	151
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	-	-	6,014,407	7	456	-	-	463	-	463
Warrant issued with debt - debt discount	-	-	-	-	-	-	-	-	-	-	730	-	-	730	-	730
Warrant issued with debt extension	-	-	-	-	-	-	-	-	-	-	170	-	-	170	-	170
Beneficial conversion feature on convertible debt - debt discount	-	-	-	-	-	-	-	-	-	-	1,338	-	-	1,338	-	1,338
Dividends accrued	-	-	-	-	-	-	-	-	-	-	(8)	-	-	(8)	-	(8)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(8,291)	-	(8,291)	(1,238)	(9,529)
BALANCE, July 31, 2023	-	-	425,442	-	55,400	-	100	-	160,931,685	$161	$93,911	$(121,684)	$1	$(27,611)	$(3,293)	$(30,904)

See accompanying notes to consolidated financial statements.

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended July 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,529)	$(9,354)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	3,909	2,916
Stock compensation and warrant expense	881	98
Stock issued for services	-	126
Bad debt expense	115	78
Non-cash lease expense	696	626
Amortization of debt discount	2,930	2,064
(Gain) loss on derivative liabilities	(6,526)	(6,186)
(Gain) loss on extinguishment of debt	(55)	5,481
(Gain) on settlement of conversion premium on Notes	(466)	-
Gain on contingent earnout	-	(24)
Debt extension fee charged to interest expense	864	225
Common stock issued for debt extension charged to interest expense	589	65
Warrants issued for debt extension	170	-
Changes in operating assets and liabilities:
Accounts receivable	(242)	484
Prepaid expenses and other current assets	(281)	(20)
Inventory	14	(18)
Other assets	(218)	(131)
Right of use operating lease liability	(775)	(727)
Accounts payable	2,151	860
Accrued expenses	2,358	566
Deferred income	193	911
Net cash used in operating activities	(3,222)	(1,960)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisition of equipment	(436)	(272)
Proceeds from the acquisition of Nexogy	-	178
Acquisition of VoIP assets, net of cash received	-	(12,791)
Net cash used in investing activities	(436)	(12,885)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from convertible debt, net of original issuance cost and discounts	4,541	806
Borrowings from debt, net of original issuance cost and discounts	-	15,530
Proceeds from the exercise of warrants	22	-
Proceeds from the exercise of stock options	50	-
Borrowings from related party notes, net of original issuance cost and discounts	250	-
Principal payments on debt, net	(298)	(250)
Principal payments on convertible debt, net	(785)	(425)
Principal payments on related party notes, net	(568)	(816)
Principal payment on equipment financing	(139)	20
Net cash provided by financing activities	3,073	14,865

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(585)	20
CASH AND CASH EQUIVALENTS, beginning of period	1,509	1,489

CASH AND CASH EQUIVALENTS, end of period	$924	$1,509

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,289	$2,508

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued interest rolled into principal	$2,109	$970
Incentive earnout adjustment on Active PBX acquisition	$-	$120
Debt discount from common stock issued with debt	$463	$120
Debt discount from derivative liabilities	$64	$-
Debt discount from warrants issued with debt	$730	$-
Beneficial conversion feature on convertible note	$1,338	$-
Common stock issued for debt conversion and settlement	$151	$-
Common Stock issued for the conversion of Preferred Stock Series A	$57	$-
Dividends accrued	$8	$19
Right-of-use Assets recognized from operating and finance leases	$829	$940

See accompanying notes to consolidated financial statements.

DIGERATI TECHNOLOGIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business.

Unless otherwise indicated or the context otherwise requires, references in this subsection to “we,” “us,” “our,” “the Company,” and other similar terms refer to Digerati and its subsidiaries.

Digerati Technologies, Inc., a Nevada corporation, through its operating subsidiary, Verve Cloud, Inc., with locations in Texas, Florida, and California, provides cloud services specializing in Unified Communications as a Service (“UCaaS”) and broadband connectivity solutions for the business market. Digerati’s product line includes a portfolio of Internet-based telephony products and services delivered through its cloud application platform and session-based communication network and network services including Internet broadband, fiber, mobile broadband, and cloud Wide Area Network (“WAN”) or Software-defined Wide Area Network (“SD WAN”) solutions.

Digerati formerly had four (4) operating subsidiaries: (i) Verve Cloud, Inc., a Texas entity (this entity was formerly known as Shift8 Networks, Inc.); (ii) T3 Communications, Inc., a Florida entity; (iii) Nexogy, Inc., a Florida entity; and (iv) NextLevel Internet, Inc., a California entity. Each of these entities was a subsidiary of Verve Cloud, Inc., a Nevada entity (formerly known as T3 Communications, Inc.) which was formed on March 27, 2023. Effective June 1, 2023, each of our operating subsidiaries were consolidated as one single entity reporting as Verve Cloud, Inc.

Digerati provides enterprise-class, carrier-grade services to the small-to-medium-sized business (“SMB”) at cost-effective monthly rates. Digerati’s UCaaS or cloud communication services include fully hosted Internet Protocol (“IP”)/private branch exchange (“PBX”), video conferencing, mobile applications, Voice over Internet Protocol (“VoIP”) transport, Session Initiation Protocol (“SIP”) trunking, and customized VoIP services all delivered Only in the Cloud™.

Principles of Consolidation.

The consolidated financial statements include the accounts of Digerati, and its subsidiaries, which are majority owned by Digerati in accordance with ASC 810-10-05, Consolidation. All significant inter-company transactions and balances have been eliminated.

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

Related parties.

The Company accounts for related party transactions in accordance with ASC 850, Related Party Disclosures (“ASC 850”). A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

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

Revenue Recognition.

The Company recognizes revenue in accordance with ASC 606, Revenues from Contracts with Customers (“ASC 606”).

Sources of revenue:

Cloud-based hosted Services. The Company recognizes cloud-based hosted services revenue, mainly from subscription services for its cloud telephony applications that includes hosted IP/PBX services, SIP trunking, call center applications, auto attendant, voice, and web conferencing, call recording, messaging, voicemail to email conversion, integrated mobility applications that are device and location agnostic, and other customized applications. Other services include enterprise-class data and connectivity solutions through multiple broadband technologies including cloud WAN or SD-WAN, fiber, and Ethernet over copper. We also offer remote network monitoring, data backup and disaster recovery services. The Company applies a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when the performance obligation is satisfied. Substantially all of the Company’s revenue is recognized over time, on a monthly basis, as services are rendered or at a point in time when control of the products transfers to the customer.

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

Disaggregation of Cloud-based hosted revenues.

Summary of disaggregated revenue is as follows (in thousands):

	For the Years Ended July 31,
	2023	2022

Cloud software and service revenue	$31,370	$23,871
Product revenue	253	283
Total operating revenues	$31,623	$24,154

Contract Assets.

Contract assets are recorded for those parts of the contract consideration not yet invoiced but for which the performance obligations are completed. The revenue is recognized when the customer receives services or equipment for a reduced consideration at the onset of an arrangement; for example, when the initial month’s services or equipment are discounted. Contract assets are included in prepaid and other current assets in the consolidated balance sheets, depending on if their reduction is recognized during the succeeding 12-month period or beyond. Contract assets as of July 31, 2023 and 2022, were $0 and $6,701, respectively.

Deferred Income.

Deferred income represents billings or payment received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of annual plan subscription services, for services not yet provided as of the balance sheet date. Deferred revenues that will be recognized during the succeeding 12-month period are recorded as current deferred revenues in the consolidated balance sheets, with the remainder recorded as other noncurrent liabilities in the consolidated balance sheets. Deferred income as of July 31, 2023 and 2022, was $281,294 and $66,167, respectively. All of the deferred revenue as of July 31, 2022 were recognized as revenues during the year ended July 31, 2023.

Customer deposits.

The Company in some instances requires customers to make deposits for the last month of services, equipment, installation charges and training. As equipment is installed and training takes places the deposits are then applied to revenue. The deposit for the last month of services is applied to any outstanding balances if services are cancelled. If the customer’s account is paid in full, the Company will refund the full deposit in the month following service termination. As of July 31, 2023 and 2022, Digerati’s customer deposits balance was $842,956 and $864,345, respectively. The customer deposit balance is included as part of deferred income on the consolidated balance sheets.

Costs to Obtain a Customer Contract.

Direct incremental costs of obtaining a contract, consisting of sales commissions, are deferred, and amortized over the estimated life of the customer, which currently averages 36 months. The Company calculates the estimated life of the customer on an annual basis. The Company classifies deferred commissions as prepaid expenses or other noncurrent assets based on the timing of when it expects to recognize the expense. As of July 31, 2023, the Company has $798,555 in deferred commissions/contract costs, of which the current portion of $340,224 is included in prepaid and other current assets and the long-term portion of $458,331 in other assets in the consolidated balance sheets. Sales commissions expensed for the year ended July 31, 2023 and 2022, were $2,818,681 and $2,262,129, respectively.

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

Allowance for Doubtful Accounts.

Bad debt expense is recognized based on management’s estimate of likely losses each year based on past experience and an estimate of current year uncollectible amounts. As of July 31, 2023 and 2022, Digerati’s allowance for doubtful accounts balance was $37,962 and $74,628, respectively.

Property and equipment.

Property and equipment are recorded at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are one (1) to seven (7) years.

Goodwill.

Goodwill is carried at cost and is not amortized. The Company tests goodwill for impairment on an annual basis at the end of each fiscal year, relying on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data. Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests according to specifications set forth in ASC 350. The Company completed an evaluation of goodwill at July 31, 2023 and 2022 and determined that there was no impairment.

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

Treasury Shares.

As a result of entering into various convertible debt instruments which contained a variable conversion feature with no floor, warrants with fixed exercise price, and convertible notes with fixed conversion price or with a conversion price floor, we reserved 109,000,000 treasury shares for consideration for future conversions and exercise of warrants. The Company will evaluate the reserved treasury shares on a quarterly basis, and if necessary, reserve additional treasury shares. As of July 31, 2023, we believe that the treasury share reserved are sufficient for any future conversions of these instruments. As a result, these debt instruments and warrants are excluded from derivative consideration.

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

Our derivative liabilities as of July 31, 2023 and 2022 amounted to $4,125,429 and $10,587,717, respectively.

The following table provides the fair value of the derivative financial instruments measured at fair value using significant unobservable inputs:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Convertible promissory notes derivative liability at July 31, 2022	$10,587,717	-	-	$10,587,717
Convertible promissory notes derivative liability at July 31, 2023	$4,125,429	-	-	$4,125,429

The fair market value of all derivatives during the year ended July 31, 2023, was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	169.54% - 178.58%
Risk-free interest rate	3.97% - 5.55%
Expected term	0.25 - 7.30 years

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

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2021	$16,773,383
Derivative gain	(6,185,666)
Balance at July 31, 2022	$10,587,717
Derivative from new convertible promissory notes recorded as debt discount	63,805
Derivative gain	(6,526,093)
Balance at July 31, 2023	$4,125,429

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

Since January 1, 2007, Digerati accounts for uncertain tax positions in accordance with the authoritative guidance issued by the Financial Accounting Standards Board on income taxes which addresses how an entity should recognize, measure and present in the financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to this guidance, Digerati recognizes a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. As of July 31, 2023 and 2022, we have no liability for unrecognized tax benefits.

Stock-based compensation.

Stock-based compensation. The Company accounts for its share-based awards under ASC 718, Compensation – Stock Compensation. Employee and non-employee stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. During Fiscal Years 2023 and 2022, the Company issued 1,370,551 common shares and 1,500,000 common shares, respectively, to professionals for exchange of services and to various employees as stock in lieu of cash compensation. During FY 2023 and 2022, we recognized stock-based compensation expense of $0 (the stock-based compensation expense for the 1,370,551 common shares were expensed in a prior fiscal year) and $125,250, respectively, equivalent to the market value of the shares issued calculated based on the share’s closing price at the grant dates. During Fiscal Year 2023, we recognized stock-based compensation expense of approximately $881,000   related to stock options previously issued to various employees.

Basic and diluted net income (loss) per share.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended July 31, 2023 and 2022, potential dilutive securities including options and warrants were not included in the calculation of diluted net loss per common share as their effect would be anti-dilutive due to the Company’s net loss. Potential dilutive securities, which are not included in dilutive weighted average shares are as follows:

	2023	2022
Options to purchase common stock	$13,805,000	$9,130,000
Warrants to purchase common stock	124,942,900	108,841,179
Convertible debt	105,431,080	43,628,667
Convertible Series A Preferred stock	-	750,000
Convertible Series B Preferred stock	28,967,703	25,575,847
Convertible Series C Preferred stock	35,404,971	31,259,369
Total	$308,551,654	$219,185,062

Noncontrolling interest.

The Company follows ASC Topic 810, which governs the accounting for and reporting of non-controlling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. The net income (loss) attributed to the NCI is separately designated in the accompanying consolidated statements of operations and other comprehensive income (loss).

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

In June 2016, the FASB issued “ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. Update No. 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of this ASU on its financial statements.

NOTE 2 – GOING CONCERN

Financial Condition

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Since the Company’s inception in 1993, the Company has incurred net losses and accumulated a deficit of approximately $121,684,000 and a working capital deficit of approximately $65,279,000 which raises substantial doubt about Digerati’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management Plans to Continue as a Going Concern

Management believes that available resources as of July 31, 2023, will not be sufficient to fund the Company’s operations and corporate expenses over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, and other things, raising additional capital, issuing stock-based compensation to certain members of the executive management team in lieu of cash, or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to secure such best-efforts funding from various possible sources, including equity or debt financing, sales of assets, or collaborative arrangements. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences, or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to curtail its operations, and the Company may not be able to pay off its obligations, if and when they come due.

We are currently taking initiatives to reduce our overall cash deficiencies on a monthly basis. During Fiscal Year 2023, certain members of our executive management team have taken a significant portion of their compensation in common stock to reduce the depletion of our available cash. To strengthen our business, we intend to adopt best practices from our recent acquisitions and invest in a marketing and sales strategy to grow our monthly recurring revenue; we anticipate utilizing our value-added resellers and channel partners to tap into new sources of revenue streams; and we have also secured numerous agent agreements through our recent acquisitions that we anticipate will accelerate revenue growth. In addition, we will continue to focus on selling a greater number of comprehensive services to our existing customer base. Further, in an effort to increase our revenues, we will continue to evaluate the acquisition of various assets with emphasis in VoIP Services and Cloud Communication Services. As a result, during the due diligence process we anticipate incurring significant legal and professional fees.

We have been successful in raising debt and equity capital in the past and as described in Notes 10, 11, and 12. We have financing efforts in place to continue to raise cash through debt and equity offerings. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.

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

Below are key financial covenant requirements, (measured quarterly) for the fiscal quarter ended July 31, 2023:

●	Maximum–Allowed - Senior Leverage Ratio of 3.55 to 1.00

●	Minimum–Allowed – EBITDA (on an annualized basis) of $4,394,867

●	Minimum–Allowed - Liquidity of $2,000,000

●	Maximum Allowed - Capital Expenditures of $94,798 (Quarterly)

●	Minimum–Allowed – Fixed Charge Coverage Ratio of 1.50 to 1.00

●	Maximum Allowed - Churn of 3.00% at any time

As of July 31, 2023, the Company was not in compliance with the financial covenants under the Credit Agreement. This noncompliance, together with certain other events of default that have occurred and are continuing under the Credit Agreement, resulted in our classifying the indebtedness under the Credit Agreement as a current liability.

On December 15, 2022, the lender agreed to forbear from exercising its remedies in connection with the financial covenants that were not complied with during the quarter ended October 31, 2022, as well as certain other specified defaults, until December 23, 2022.

On February 3, 2023, the Company, the Verve Cloud Nevada Parties (as defined in Note 2 to the financial statements), and Post Road entered into a Consent, Limited Waiver and Fourth Amendment to Credit Agreement and Amendment to the Notes (the “Fourth Amendment”). The Fourth Amendment is effective as of December 23, 2022. Among other things, the Fourth Amendment conditionally revises each of the six financial covenants set forth in Section 11.12 of the Credit Agreement (related to maximum leverage, minimum liquidity, minimum EBITDA, maximum capital expenditures, minimum interest coverage (a provision that replaces the minimum fixed charge coverage ratio provision), and maximum churn). In addition, pursuant to the Fourth Amendment, none of the financial covenants contained in Section 11.12 of the Credit Agreement, as amended by the Fourth Amendment, were to be tested as of the January 31, 2023 fiscal quarter end date so long as no events of default had occurred, other than minimum liquidity of $1,000,000, which was tested and met as of January 31, 2023. The Fourth Amendment provides that these revised financial covenants will be null and void if the Company’s planned merger with MEOA does not close by February 28, 2023. On March 13, 2023, the Company, the Verve Cloud Nevada Parties, and Post Road entered into a Fifth Amendment of the Credit Agreement which extended the closing date of the planned merger to April 28, 2023.

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

On May 1, 2023, the Company, the Verve Cloud Nevada Parties, and Post Road entered into a Seventh Amendment to Credit Agreement (the “Seventh Amendment”). The Seventh Amendment is dated as of May 1, 2023, with an effective date of April 28, 2023. Pursuant to the Seventh Amendment, the planned merger closing date   was amended to May 31, 2023, or such later date as agreed to in writing by Post Road in its sole discretion. On June 15, 2023, the planned merger with MEOA was terminated.

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

On August 16, 2023, the Company, the Verve Cloud Nevada Parties, and Post Road entered into the Letter Agreement to the Credit Agreement (the “Letter Agreement”), with an effective date of August 4, 2023 (the “Effective Date”). Pursuant to the Letter Agreement, Post Road has agreed that all accrued and unpaid cash interest that was originally due and payable by the Company on the April 3, 2023, May 1, 2023, June 1, 2023, July 3, 2023 and August 1, 2023 would be capitalized and added to the outstanding principal balances of Term Loan A and Term Loan C on the effective date, and shall be due and payable by the Company in cash on the maturity dates, November 17, 2024 and November 2, 2023, respectively, in accordance with the credit agreement and the other loan documents.

On November 22, 2023 (with effect from November 2, 2023), the Verve Cloud Nevada Parties, Digerati and Post Road entered into a Second Forbearance Agreement, Amendment to Loan Documents and Limited Consent, which (a) extends the maturity date of our Term Loan C Note with Post Road from November 2, 2023, to December 31, 2023, (b) provides that Post Road and the other lenders under the Credit Agreement shall forbear through December 31, 2023 from exercising their rights and remedies under the loan documents and applicable law with respect to (i) certain existing events of default under the loan documents and (ii) certain events of default that are expected to arise before December 31, 2023, and (c) amends certain provisions of the Credit Agreement and the other loan documents to allow the company to incur up to an additional $2,000,000 of working capital financing. For additional information regarding the Second Forbearance Agreement, Amendment to Loan Documents and Limited Consent, see Note 18 - Subsequent Events to the Consolidated Financial Statements; see also Part II, Item 9B, Other Information to this Annual Report on Form 10-K.

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

NOTE 3 – INTANGIBLE ASSETS

Below are summarized changes in intangible assets at July 31, 2023 and July 31, 2022:

	Gross Carrying	Accumulated	Net Carrying
July 31, 2023	Value	Amortization	Amount
NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(40,000)	-
Customer relationships, 7 & 10 years	10,947,262	(3,989,768)	6,957,494
Trademarks, 7 & 10 years	7,148,000	(1,980,728)	5,167,272
Non-compete, 2 & 3 years	931,000	(844,583)	86,417
Marketing & Non-compete, 5 years	800,263	(800,263)	-
Total Definite-lived Intangible Assets	20,016,525	(7,805,342)	12,211,183
Goodwill	19,380,080	-	19,380,080
Balance, July 31, 2023	$39,396,605	$(7,805,342)	$31,591,263

	Gross Carrying	Accumulated	Net Carrying
July 31, 2022	Value	Amortization	Amount
NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(36,684)	3,316
Customer relationships, 7 years	10,947,262	(2,573,052)	8,374,210
Trademarks, 7 & 10 years	7,148,000	(993,806)	6,154,194
Non-compete, 2 & 3 years	931,000	(394,583)	536,417
Marketing & Non-compete, 5 years	800,263	(679,980)	120,283
Total Definite-lived Intangible Assets	20,016,525	(4,828,105)	15,188,420
Goodwill	19,380,080	-	19,380,080
Balance, July 31, 2022	$39,396,605	$(4,828,105)	$34,568,500

Total amortization expense for the year ended July 31, 2023, and 2022 was $2,977,238 and $2,448,274, respectively.

The Company expects to record amortization expense of intangibles assets over the next five years and thereafter as follows:

Period Ending July 31,	Amortization
2024	$2,159,804
2025	2,108,167
2026	1,856,869
2027	1,838,645
2028	1,560,074
2029 and thereafter	2,687,624
Total:	$12,211,183

NOTE 4 - PROPERTY AND EQUIPMENT

Following is a summary of Digerati’s property and equipment at July 31, 2023 and 2022 (in thousands):

	Useful lives	2023	2022
Telecom equipment & software	1-7 years	$3,345	$2,878
Less: accumulated depreciation		(1,999)	(1,231)
Net–property and equipment		$1,346	$1,647

Depreciation expense for the years ended July 31, 2023 and 2022 was $737,000 and $1,167,000, respectively.

NOTE 5 – INCOME TAXES

Digerati files a consolidated tax return. The current tax year is subject to examination by the Internal Revenue Service and certain state taxing authorities. As of July 31, 2023, Digerati had net operating loss carryforwards of approximately $42,554,098 to reduce future federal income tax liabilities; net loss from 2018 and on will be carryforward indefinitely, the net loss carryforwards prior to 2018 started expiring in 2021. Under the enacted Tax Cuts and Jobs Act (“TCJA”), the new effective Corporate flat tax rate is 21% (effective for tax years beginning after December 31, 2017). Income tax benefit (provision) for the years ended July 31, 2023 and 2022 are as follows:

The effective tax rate for Digerati is reconciled to statutory rates as follows:

	2023	2022
Expected Federal benefit (provision), at statutory rate	21.0%	21.0%
Change in valuation allowance	(21.0)%	(21.0)%
	0.0%	0.0%

Deferred tax assets are comprised of the following as of July 31, 2023 and 2022:

	2023	2022
Net operating loss carryover	$8,936,361	$5,534,915
Valuation allowance	(8,936,361)	(5,534,915)
Total deferred tax asset, net	$-	$-

The change in the valuation allowance for 2023 resulted in an increase of approximately $3,401,446. Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in Digerati’s consolidated financial statements. The current year remains open to examination by the major taxing jurisdictions in which Digerati is subject to tax. The Company files a calendar year return, and the net operating loss was adjusted for the fiscal year ended July 31, 2023.

The federal and state net operating losses (“NOLs”) may be subject to certain limitations under Section 382 of the Internal Revenue Code, which could significantly restrict the Company’s ability to use the NOLs to offset taxable income in subsequent years.

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

NOTE 6 – STOCK-BASED COMPENSATION

In November 2015, the Company adopted the Digerati Technologies, Inc. 2015 Equity Compensation Plan (the “Plan”). On May 25, 2023, the Company amended The Plan which now authorizes the grant of up to 15 million (previously 7.5 million) stock options, restricted common shares, non-restricted common shares and other awards to employees, directors, and certain other persons. The Plan is intended to permit the Company to retain and attract qualified individuals who will contribute to the overall success of the Company. The Company’s Board of Directors determines the terms of any grants under the Plan. Exercise prices of all stock options and other awards vary based on the market price of the shares of common stock as of the date of grant. The stock options, restricted common stock, non-restricted common stock, and other awards vest based on the terms of the individual grant.

During the year ended July 31, 2023, the Company extended the expiration date on 3,460,000 previously issued stock options to various employees until December 1, 2027; the exercise price of these options was amended to $0.095 per share; and these options also vested immediately on June 1, 2023. The modification of these stock options created a stock-based compensation expense of $248,820 to the Company. On July 24, 2023, the exercise price on these options was amended to $0.032 per share. The modification to the exercise price resulted in an additional $6,618 stock-based compensation expense to the Company for the 3,460,000 modified options. Additionally, the Company issued 5,895,000 new stock options to certain Company Executives and Board Members, which had an immediate vesting date of June 1, 2023; an expiration date of December 1, 2027; and an exercise price of $0.095 per share. These newly issued options generated a stock-based compensation expense of $522,716 to the Company. On July 24, 2023, the exercise price of these 5,895,000 options was amended to $0.032 per share. The modification to the exercise price resulted in an additional $11,275 stock-based compensation expense to the Company for the newly issued 5,895,000 options.

During the year ended July 31, 2022, the Company extended the expiration date on 1,150,000 previously issued stock options to various employees until July 31, 2025, and the exercise price of these options was set at $0.11 per share. The modification of these stock options created a nominal expense to the Company.

The fair market value of all options issued and modified during the year ended July 31, 2023, were determined using the Black-Scholes option pricing model which used the following assumptions below. We did not issue any options during the year ended July 31, 2022.

Expected dividend yield	0.00%
Expected stock price volatility	156.79% - 157.45%
Risk-free interest rate	3.90% - 4.13%
Expected term	4.5 years

Digerati recognized approximately $881,000 and $98,000 in stock-based compensation expense to employees during the years ended July 31, 2023 and 2022, respectively. Unamortized compensation cost totaled $5,736 and $97,972 at July 31, 2023 and July 31, 2022, respectively.

The following is a summary of the stock option activity under the Plan as of July 31, 2023, and the changes during Fiscal Years 2023 and 2022:

		Weighted- average exercise	Weighted- average remaining contractual
	Options	price	term (years)
Outstanding at July 31, 2021	9,230,000	$0.17	2.93
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	(100,000)	$0.25	-
Outstanding at July 31, 2022	9,130,000	$0.17	2.93
Granted	5,895,000	$0.03	4.40
Exercised	(1,180,000)	$0.04	-
Forfeited and cancelled	(40,000)	$0.45	-
Outstanding at July 31, 2023	13,805,000	$0.05	3.68
Exercisable at July 31, 2023	13,519,606	$0.05	3.70

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of the 13,805,000 and 9,130,000 stock options outstanding at July 31, 2023 and July 31, 2022 was $28,065 and $191,722, respectively.

The aggregate intrinsic value of the 13,519,606 and 7,551,179 stock options exercisable at July 31, 2023 and July 31, 2022 was $28,065 and $110,380, respectively.

NOTE 7 – WARRANTS

During the year ended July 31, 2023, the Company issued 14,741,721 warrants under promissory notes and 2,500,000 warrants for extension of promissory note in which the warrants vested at the time of issuance. The warrants have an expiration term of five (5) years with an exercise price of $0.1195. Under the Black-Scholes valuation method, the relative fair market value of the warrants at time of issuance was approximately $900,000 and was recognized as a discount on the promissory notes. The Company will amortize the debt discount as interest expense over 12 months.

During the year ended July 31, 2022, the Company did not issue any warrants.

On November 17, 2020, the Company issued 107,701,179 Warrants to Post Road Special Opportunity Fund II LP (the “Warrant”) to purchase, initially, twenty-five percent (25%) of the Company’s total shares, calculated on a fully-diluted basis as of the date of issuance (the “Warrant Shares”) and subject to a reduction to fifteen percent (15%) as described below.

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

A summary of the warrants as of July 31, 2023 and changes during the Fiscal Years 2023 and 2022:

		Weighted- average exercise	Weighted- average remaining contractual
	Warrants	price	term (years)

Outstanding at July 31, 2021	109,506,179	$0.01	9.17
Exercised	-	-	-
Forfeited and cancelled	(665,000)	$0.18	-
Outstanding at July 31, 2022	108,841,179	$0.01	8.21
Issuances	17,241,721	$0.12	4.46
Exercised	(170,305)	$0.13	-
Forfeited and cancelled	(969,695)	$0.30	-
Outstanding at July 31, 2023	124,942,900	$0.03	6.89
Exercisable at July 31, 2023	98,017,606	$0.03	6.83

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money warrants) of the 124,942,900 and 108,841,179 warrants outstanding at July 31, 2023 and July 31, 2022 was $2,692,529 and $9,002,606, respectively.

The aggregate intrinsic value of the 98,017,606 and 81,615,885 warrants exercisable at July 31, 2023 and July 31, 2022 was $2,019,397 and $6,757,037, respectively.

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

During the years ended July 31, 2023 and 2022, the Company did not issue any common shares to employees as part of the Company’s profit-sharing plan contribution.

NOTE 9 – SIGNIFICANT CUSTOMERS

During the years ended July 31, 2023 and 2022, the Company did not derive revenues of 10% or more from any single customer.

As of the year ended July 31, 2023 and 2022, the Company did not have outstanding accounts receivable of 10% or more from any single customer.

NOTE 10 – NOTES PAYABLE NON-CONVERTIBLE

On October 22, 2018, the Company issued a secured promissory note for $50,000, bearing interest at a rate of 8% per annum, with maturity date of December 31, 2018. The maturity date was extended multiple times and subsequently on August 4, 2023, the lender agreed to extend the maturity until January 31, 2024. The promissory note is secured by a Pledge and Escrow Agreement, whereby the Company agreed to pledge rights to collateral due under a certain agreement. The principal outstanding balance as of July 31, 2023 and 2022, was $50,000.

Credit Agreement and Notes

Pursuant to the Credit Agreement (as defined in Note 2), Post Road provided Verve Cloud with a secured loan of up to $20,000,000 (the “Loan”), with initial loans of $10,500,000 pursuant to the issuance of a Term Loan A Note and $3,500,000 pursuant to the issuance of a Term Loan B Note, each funded on November 17, 2020, and an additional $6,000,000 in loans, in increments of $1,000,000, as requested by Verve Cloud before the 18 month anniversary of the initial funding date to be lent pursuant to the issuance of a Delayed Draw Term Note. After payment of transaction-related expenses and closing fees of $964,000, net proceeds to the Company from Term Loan A Note and Term Loan B Note totaled $13,036,000. The Company recorded these discounts and cost of $964,000 as a discount to the Notes and will be amortized as interest expense over the term of the notes.

During the year ended July 31, 2023, the total debt discount for the Term Loan A Note and the Term Loan B Note was fully amortized. The total debt discount outstanding on the notes as of July 31, 2023 and 2022 was $0.

Term Loan A Note has a maturity date of November 17, 2024, and an interest rate of LIBOR (with a minimum rate of 1.5%) plus twelve percent (12%). Term Loan A is non-amortized (interest only payments) through the maturity date and contains an option for the Company to pay interest in kind (“PIK”) for up to five percent (5%) of the interest rate in year one, four percent (4%) in year two and three percent (3%) in year three.

Term Loan B had a maturity date of December 31, 2021, and an interest rate of LIBOR (with a minimum rate of 1.5%) plus twelve percent (12%). Term Loan B was non-amortized (interest only payments) through the maturity date and contained an option for the Company to PIK for up to five percent (5%) of the interest rate in year one, four percent (4%) in year two and three percent (3%) in year three. Term Loan B was recapitalized under the revised A&R Term Loan A Note as indicated below.

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

The A&R Term Loan A Note has a maturity date of November 17, 2024, and an interest rate of Term SOFR (with a minimum rate of 3.5%) plus twelve percent (12%). The principal balance and accrued PIK interest outstanding on the A&R Term Loan was $23,879,060 and $22,168,515 as of July 31, 2023 and 2022, respectively, and had accrued PIK interest outstanding of $1,710,545 and $530,672, respectively.

On February 4, 2022, Verve Cloud and Post Road entered into a Joinder and Second Amendment to Credit Agreement (the “Joinder and Second Amendment”) in connection with which Verve Cloud issued a Term Loan C Note. Pursuant to the Joinder and Second Amendment, Post Road provided Verve Cloud with a secured loan of $10,000,000. The proceeds of $10,000,000 were used to fund the acquisition of Next Level Internet, Inc. (“Next Level” or “NLI”) and for general corporate and working capital purposes as well as professional fees and other fees and expenses with respect to the transactions contemplated by the Joinder and Second Amendment. At issuance the Company recognized $250,000 in OID and $220,000 in debt issuance. The total unamortized debt discount was $0 and $313,334, respectively, as of July 31, 2023 and July 31, 2022. The principal balance on the Term Loan C Note was $11,128,264 and $10,000,000, respectively, as of July 31, 2023 and July 31, 2022 and had accrued PIK interest outstanding of $1,128,264 and $199,413, respectively. Term Loan C Note had a maturity date of August 4, 2023, which was subsequently amended to mature on November 2, 2023 and again amended to mature on December 31, 2023, and an interest rate of Term SOFR (with a minimum rate of 3.5%) plus twelve percent (12%).

For further details regarding the Credit Agreement, as amended through December 31, 2023 please see Note 2, “Management Plans to Continue as a Going Concern” to the consolidated financial statements.

Promissory Notes – Next Level Internet Acquisition

On February 4, 2022, as per the acquisition of Next Level, the Company entered into two unsecured promissory notes (the “Unsecured Adjustable Promissory Notes”) for $1,800,000 and $200,000, respectively. The notes are payable in eight equal quarterly installments in the aggregate amount of $250,000 each commencing on June 4, 2022, through and including March 7, 2024, with a base annual interest rate of 0% and a default annual interest rate of 18%. The amount owed is subject to change based on certain revenue milestones required to be achieved by Next Level. At issuance, the Company fair valued the notes and recognized a debt discount of $241,000 which is amortized over the term of the notes. The Company amortized $120,500 to interest expense during the year July 31, 2023. Total unamortized debt discount on the notes as of July 31, 2023 and July 31, 2022 was $60,250 and $180,750, respectively. The total principal balance outstanding as of July 31, 2023 and July 31, 2022 on the Unsecured Adjustable Promissory Notes was $1,500,000 and $1,750,000, respectively.

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

On February 28, 2023, the Company extended the payment date for the September 4, 2022 installment to be due by April 30, 2023 in exchange for a $15,000 amendment fee to be added to the outstanding principal balance. This deferral of payment resulted in an additional principal added to the balance of $39,000, which consisted of the extension fee of $15,000 and interest expense of $24,000. The $39,000 balance was paid on March 15, 2023.

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

On May 1, 2023, the Company extended the payment date for the September 4, 2022 installment to be due by May 31, 2023 in exchange for payment of accrued interest between March 15, 2023 and April 30, 2023 of $5,750.00 which was paid on May 10, 2023.

On May 1, 2023, the Company extended the payment date for the March 7, 2023 installment to be due by May 31, 2023 in exchange for payment of accrued interest between March 15, 2023 and April 30, 2023 of $5,750.00 which was paid on May 10, 2023.

On June 1, 2023, the Company and the Noteholders agreed to extend the due date for the principal payment along with accrued interest due on May 31, 2023 to June 30, 2023. Subsequent to July 31, 2023, the maturity date and principal payments on the Note were extended to December 31, 2023.

NOTE 11 – RELATED PARTY TRANSACTIONS

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

On November 17, 2020, as a result of the of the acquisition of the assets of ActiveServe, Inc. (“ActiveServe”), the two sellers became related parties as they continued to be involved as consultants to manage the customer relationship, the Company paid on an annual basis $90,000 to each of the consultants. These agreements expired, and the parties agreed not to extend. As of July 31, 2023, there are no balances outstanding under the consulting agreements. In addition, part of the Purchase Price is payable in 8 equal quarterly payments to the sellers. During the year ended July 31, 2023, the Company paid $217,593 of the principal balance outstanding. It was determined during the year ended July 31, 2023, that the required revenue targets were not met. As a result, the Company recognized a gain on settlement of debt of $54,907 which was the remaining accrued amount outstanding. The total principal outstanding on the notes as of July 31, 2023 and 2022 was $0 and $272,500, respectively.

On December 31, 2021, as a result of the of the acquisition of Skynet’s assets, the two sellers became related parties as they continued to be involved as consultants for 12 months to manage the customer relationship. The Company will pay $100,000 to each of the consultants on an annual basis. As of July 31, 2023, there were no outstanding balances owed to the consultants. Part of the Purchase Price of $600,000 (the “Earn-out Amount”) was retained by the Company and will be paid to sellers in six equal quarterly payments. An additional $100,000 (the “Holdback Amount”) was retained by the Company and will be paid to sellers in accordance with the Skynet asset purchase agreement. During the years ended July 31, 2023 and 2022, the Company paid $100,000 of the principal balance outstanding during each of the fiscal years. The Company amortized $39,686 and $22,731 of debt discount as interest expense during the years ended July 31, 2023 and 2022, respectively. The total debt discount outstanding as of July 31, 2023 and 2022, was $0 and $39,686, respectively. The total balance outstanding on the Earn-out Amounts as of July 31, 2023 and 2022 was $400,000 and $500,000, respectively. Subsequent to July 31, 2023, the maturity date on the Note was extended to December 31, 2023.

Acquisition Payable – Skynet

As part of the acquisition of Skynet’s assets, the Company will pay to the seller a $1,000,000 (the “Share Payment”) by issuance of restricted shares of the Company’s common stock to the owners. On September 1, 2022, the Company and the sellers amended the Asset Purchase Agreement. In accordance with the amended agreement, the Share Payment will be made via the issuance of shares on the earlier of (i) the effective date of that certain Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on August 11, 2021 (in which case the stock will be valued at the price set forth in the prospectus that is a part of such Registration Statement, without underwriter discounts) and (ii) April 30, 2023 (in which case the stock will be valued at the average of the last transaction price on the OTCQB for each of the 10 trading days immediately preceding such issuance date). On December 5, 2022 and March 9, 2023, the Asset Purchase Agreement was amended. The payments due were originally extended until the closing of the merger with Minority Equality Opportunities Acquisition (“MEOA”) which was expected to close during the second quarter of calendar year 2023. On June 15, 2023, Digerati terminated the Business Combination Agreement with MEOA. Subsequent to July 31, 2023, the maturity date on the Note was extended to December 31, 2023. The total principal balance outstanding on the acquisitions payable as of July 31, 2023 and 2022 was $1,000,000.

NOTE 12 – CONVERTIBLE NOTES PAYABLE

As of July 31, 2023 and 2022, convertible notes payable consisted of the following:

	July 31,	July 31,
CONVERTIBLE NOTES PAYABLE NON-DERIVATIVE	2023	2022

On October 13, 2020, the Company entered into a variable convertible promissory note with an aggregate principal amount of $330,000, an annual interest rate of 8%, and an original maturity date of October 13, 2021. In connection with the execution of the Note, the Company issued 1,000,000 shares of our common stock to the Noteholder, and recognized $211,426 of debt discount related to the original issue discount, relative fair market value of shares, and the intrinsic value of the conversion feature of the Note, which was amortized over the term of the Note. The maturity date was extended multiple times and during the current fiscal year, the lender agreed to extend the maturity until July 31, 2023. The Note is currently past due. Subsequent to July 31, 2023, the maturity date on the Note was extended to December 31, 2023. (See below variable conversion terms No.1). (1) (2) (3)	$173,250	$165,000

On January 27, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $250,000, an annual interest rate of 8%, and a maturity date of January 27, 2022. In connection with the execution of the Note, the Company issued 500,000 shares of our common stock to the Noteholder, and at the time of issuance, the Company recognized the relative fair market value of the shares of $24,368 as debt discount and $44,368 as debt discount for the intrinsic value of the conversion feature, which both were amortized to interest expense during the term of the Note. The Noteholder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into common stock at any time after 180 days of funding the Note. The conversion price shall be the greater of $0.05 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The Noteholder shall, in its sole discretion, be able to convert any amounts due hereunder at a twenty-five percent (25%) discount to the per share price of the Qualified Uplisting Financing. The maturity date was extended multiple times. Most recently, on February 1, 2023, the lender agreed to extend the maturity until July 30, 2023. As consideration for the extension on the Note, the Company agreed to add $50,000 to the principal amount outstanding and issued 300,000 shares of common stock with a market value of $26,460, both of which, were charged to interest expense. The Company analyzed the Note and determined that it does not require to be accounted as a derivative instrument. Subsequent to July 31, 2023, the maturity date on the Note was extended to December 31, 2023. (1) (2) (3)

	375,000	275,000

On April 14, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $250,000, an annual interest rate of 8%, and a maturity date of April 14, 2022. In connection with the execution of the Note, the Company issued 500,000 shares of our common stock to the Noteholder, at the time of issuance, the Company recognized the relative fair market value of the shares of $63,433 as debt discount, and it will be amortized to interest expense during the term of the Note. Additionally, the Company recognized $96,766 as debt discount for the intrinsic value of the conversion feature, and it will be amortized to interest expense during the term of the Note. The Noteholder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into common stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The maturity date has been extended multiple times. Most recently, on April 14, 2023, the lender agreed to extend the maturity until October 14, 2023. As consideration for the extension on the Note, the Company agreed to add $50,000 to the principal amount outstanding and issued 300,000 shares of common stock with a market value of $23,670, both of which, were charged to interest expense. Subsequent to July 31, 2023, the maturity date on the Note was extended to December 31, 2023. (1) (2) (3)	375,000	275,000

On August 31, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $75,000, an annual interest rate of 8% (and a default interest rate of 20%), and a maturity date of August 31, 2022. In connection with the execution of the Note, the Company issued 150,000 shares of our common stock to the Noteholder, and at the time of issuance, the Company recognized the relative fair market value of the shares of $13,635 as debt discount, which will be amortized to interest expense during the term of the promissory note. The Noteholder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into common stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The Noteholder may elect to convert up to 100% of the principal plus accrued interest into the common stock into a qualified uplist financing at a 25% discount. The maturity date has been extended multiple times. Most recently, on February 28, 2023, the lender agreed to extend the maturity until August 31, 2023. As consideration for the extension on the Note, the Company agreed to add $18,000 to the principal amount outstanding and issued 100,000 shares of common stock with a market value of $8,200, both of which, were charged to interest expense. Subsequent to July 31, 2023, the maturity date on the Note was extended to December 31, 2023. (1) (2) (3)	108,000	75,000

On September 29, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $75,000, an annual interest rate of 8%, a default interest rate of 20%, and a maturity date of September 29, 2022. In connection with the execution of the Note, the Company issued 150,000 shares of our common stock to the Noteholder, at the time of issuance, the Company recognized the relative fair market value of the shares of $10,788 as debt discount, and it will be amortized to interest expense during the term of the promissory note. The Noteholder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into common stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The Noteholder may elect to convert up to 100% of the principal plus accrued interest into the common stock into a qualified uplist financing at a 25% discount. The maturity date has been extended multiple times. Most recently, on March 29, 2023, the lender agreed to extend the maturity until September 29, 2023. As consideration for the extension on the Note, the Company agreed to add $18,000 to the principal amount outstanding and issued 100,000 shares of common stock with a market value of $7,970, both of which, were charged to interest expense. Subsequent to July 31, 2023, the maturity date on the Note was extended to December 31, 2023. (1) (2) (3)	108,000	75,000

On October 22, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $150,000, an annual interest rate of 8% (and a default interest rate of 20%), and a maturity date of October 22, 2022. In connection with the execution of the Note, the Company issued 300,000 shares of our common stock to the note holder, and at the time of issuance, the Company recognized the relative fair market value of the shares of $13,965 as debt discount, which will be amortized to interest expense during the term of the promissory note. The Noteholder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into common stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The Noteholder may elect to convert up to 100% of the principal plus accrued interest into the common stock into a qualified uplist financing at a 25% discount. The maturity date has been extended multiple times. Most recently, on April 29, 2023, the lender agreed to extend the maturity until October 29, 2023. As consideration for the extension on the Note, the Company agreed to add $30,000 to the principal amount outstanding and issued 180,000 shares of common stock with a market value of $12,582, both of which, were charged to interest expense. Subsequent to July 31, 2023, the maturity date on the Note was extended to December 31, 2023. (1) (2) (3)	210,000	150,000

On February 4, 2022, as part the acquisition of NLI, the Company entered into two unsecured convertible promissory notes (the “Unsecured Convertible Promissory Notes”) for $1,800,000 and $200,000, respectively. The Notes are payable in eight equal quarterly installments in the aggregate amount of $250,000 with the first payment commencing on April 30, 2022, through and including January 31, 2024. The Notes have a base annual interest rate of 10% and a default annual interest rate of 18%. The Sellers have a one-time right to convert all or a portion of the Convertible Notes commencing on the six-month anniversary of the notes being issued and ending 30 days after such six-month anniversary. The conversion price means an amount equal to the volume weighted average price per share of Stock on the Nasdaq Stock Market for the ten (10) consecutive trading days on which the conversion notice is received by the Company. However, if the stock is not then listed for trading on the Nasdaq Stock Market, the Conversion Price shall be the volume weighted average transaction price per share reported by the OTC Reporting Facility for the ten (10) consecutive trading days immediately preceding the date on which such Conversion Notice is received by the Company. At inception of the Notes, the Company recognized the fair market value of the conversion on the notes of $2,382,736, and recognized $117,264 in debt discount, which was amortized over the conversion period. During the year ended July 31, 2023, the conversion option on the Notes ended, and the Company recognized $466,086 as other income for the settlement of the conversion option. During the year ended July 31, 2023, the Company made principal payments totaling $791,375. Most recently, on May 1, 2023, lenders agreed to forbear the principal payment of $250,000 originally due on April 30, 2023 to May 31, 2023. On June 1, 2023, the Company and the Noteholders agreed to extend the due date for the principal payment along with accrued interest due on May 31, 2023 to June 30, 2023. Subsequent to July 31, 2023, the maturity date on the Note was extended to December 31, 2023. (3)

	1,000,000	2,250,000

On January 21, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $230,000, an annual interest rate of 8%, and a maturity date of October 21, 2022. After payment of transaction-related expenses and closing fees of $26,300, net proceeds to the Company from the Note totaled $203,700. Additionally, the Company recorded $26,300 as a discount to the Note and amortized over the term of the Note. In connection with the execution of the Note, the Company issued 300,000 shares of our common stock to the Noteholder and recorded $30,446 as debt discount and amortized over the term of the Note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Noteholder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of common stock. The Note Conversion Price shall equal the greater of $0.15 or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American, subject to adjustment as provided in the Note. Upon the occurrence of an Event of Default, the outstanding balance shall immediately increase to 125% of the Outstanding Balance immediately prior to the occurrence of the Event of Default and a daily penalty of $500 will accrue until the default is remedied. The maturity date has been extended multiple times. On January 30, 2023, the lender agreed to extend the maturity until May 30, 2023. In connection with the extension of the maturity date on the Note, the Company agreed to increase the principal balance by $30,000 and issued 300,000 shares of common stock with a fair market value of $26,910, both of which, were charged to interest expense. On May 30, 2023, the Company and the Noteholders agreed to extend the due date for the principal payment due on May 30, 2023 to September 30, 2023. In exchange for the extension of the due date, $30,000 was added to the principal and the Company issued 300,000 shares of common stock with a fair market value of $26,700. Subsequent to July 31, 2023, the maturity date of the Note was extended to December 31, 2023. (1) (2) (3)	320,000	230,000

On January 21, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $230,000, an annual interest rate of 8%, and a maturity date of October 21, 2022. After payment of transaction-related expenses and closing fees of $26,300, net proceeds to the Company from the Note totaled $203,700. Additionally, the Company recorded $26,300 as a discount to the Note and amortized over the term of the Note. In connection with the execution of the Note, the Company issued 300,000 shares of our common stock to the Not holder and recorded $30,446 as debt discount and amortized over the term of the Note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Noteholder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of common stock. The Note Conversion Price shall equal the greater of $0.15 or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American, subject to adjustment as provided in the Note. Upon the occurrence of an Event of Default, the outstanding balance shall immediately increase to 125% of the Outstanding Balance immediately prior to the occurrence of the Event of Default and a daily penalty of $500 will accrue until the default is remedied. The maturity date has been extended multiple times. On January 30, 2023, the lender agreed to extend the maturity until May 30, 2023. In connection with the extension of the maturity date on the Note, the Company agreed to increase the principal balance by $30,000 and issued 300,000 shares of common stock with a fair market value of $26,910, both of which, were charged to interest expense. On May 30, 2023, the Company and the Noteholders agreed to extend the due date for the principal payment due on May 30, 2023 to September 30, 2023. In exchange for the extension of the due date, $30,000 was added to the principal and the Company issued 300,000 shares of common stock with a fair market value of $26,700. Subsequent to July 31, 2023, the maturity date of the Note was extended to December 31, 2023. (1) (2) (3)	320,000	230,000

On July 27, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $165,000, an annual interest rate of 8%, and a maturity date of April 27, 2023. After payment of transaction-related expenses and closing fees of $19,500, net proceeds to the Company from the Note totaled $145,500. Additionally, the Company issued 300,000 shares of our common stock to the Noteholder. The Company recorded the $19,500 and the relative fair market value of the shares of $22,093 as debt discount and amortized to interest expense over the term of the Note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the note holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and nonassessable shares of common stock. The Note conversion price shall equal the greater of $0.10 or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American, subject to adjustment as provided in the Note. The maturity date has been extended multiple times. Most recently, on April 25, 2023, the lender agreed to extend the maturity until July 31, 2023. In connection with the extension of the maturity date on the Note, the Company agreed to increase the principal balance by $30,000 and issued 300,000 shares of common stock with a fair market value of $21,000, both of which, were charged to interest expense. Subsequent to July 31, 2023, the maturity date of the Note was extended to December 31, 2023. (1) (2) (3)	195,000	119,500

On September 12, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $75,000, an annual interest rate of 8%, and a maturity date of September 12, 2023. In connection with the execution of the Note, the Company issued 150,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $15,880 as debt discount, and it will be amortized to interest expense during the term of the promissory Note. The Noteholder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into common stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The Noteholder may elect to convert up to 100% of the principal plus accrued interest into shares of common stock into a qualified uplist financing at a 25% discount. Subsequent to July 31, 2023, the maturity date on the Note was extended to December 31, 2023. (1) (3)	75,000	-

On October 3, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $165,000, an annual interest rate of 8%, and a maturity date of July 3, 2023. After payment of transaction-related expenses and closing fees of $19,500, net proceeds to the Company from the Note totaled $145,500. Additionally, the Company issued 300,000 shares of our common stock to the note holder. The Company recorded the $19,500 and the relative fair market value of the shares of $32,143 as debt discount and amortized to interest expense over the term of the Note. The Company recognized $117,857 debt discount related to beneficial conversion feature and will be amortized to interest expense over the term of Note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Noteholder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and nonassessable shares of common stock. The Note conversion price shall equal the greater of $0.10 or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American, subject to adjustment as provided in the Note. Subsequent to July 31, 2023, the maturity date of the Note was extended to December 31, 2023. (1) (3)	165,000	-

On October 27, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $38,500, an annual interest rate of 8%, and a maturity date of July 26, 2023. After payment of transaction-related expenses and closing fees of $3,500, net proceeds to the Company from the Note totaled $25,000. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Noteholder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and nonassessable shares of common stock. The Note conversion price shall equal the greater of $0.10 or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American, subject to adjustment as provided in the Note Subsequent to July 31, 2023, the maturity date of the Note was extended to December 31, 2023. (1) (3)	38,500	-

On October 27, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $71,500, an annual interest rate of 8%, and a maturity date of July 26, 2023. After payment of transaction-related expenses and closing fees of $6,500, net proceeds to the Company from the Note totaled $65,000. Additionally, the Company issued 200,000 shares of our common stock to the Noteholder. The Company recorded the $6,500 and the relative fair market value of the shares of $38,768 as debt discount and amortized to interest expense over the term of the Note. The Company recognized $40,888 debt discount related to beneficial conversion feature and will be amortized to interest expense over the term of Note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Noteholder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and nonassessable shares of common stock. The Note conversion price shall equal the greater of $0.10 or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American, subject to adjustment as provided in the Note. Subsequent to July 31, 2023, the maturity date of the Note was extended to December 31, 2023. (1) (3)	71,500	-

On October 31, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $350,000, an annual interest rate of 14%, and a maturity date of February 28, 2023. Net proceeds to the Company from the Note totaled $350,000. In the event that any payment is not made when due, either of principal or interest, and whether upon maturity or as a result of acceleration, interest shall thereafter accrue at the rate per annum equal to the lesser of (a) the maximum non-usurious rate of interest permitted by the laws of the State of Texas or the United States of America, whichever shall permit the higher rate or (b) twenty percent (20%) per annum, from such date until the entire balance of principal and accrued interest on this Note has been paid. At any time after sixty (60) days following the date hereof, Payee may elect to convert a percentage of the amount of principal and accrued interest outstanding on the Note into common stock of Debtor, in accordance with the following terms: (i) If prior to uplist to Nasdaq or NYSE, Payee may convert up to 50% of the amount outstanding on the Note into common stock. In such event, the price per share of common stock applicable to such conversion (the “Applicable Conversion Price”) shall be the greater of: (a) the Variable Conversion Price or (b) the Fixed Conversion Price. The “Variable Conversion Price” shall be equal to a 20% discount to the average closing price for common stock for the five (5) Trading Day period immediately preceding the Conversion Date. The Fixed Conversion Price shall equal $0.10; and (ii) If following the Uplist, Payee may convert up to 100% of the amount outstanding on the Note into shares of common stock. In such event, the Applicable Conversion Price shall be the greater of: (a) the post-Uplist Variable Conversion Price (i.e., if less than 5 days after the Uplist, then the average of the days available since the Uplist up to 5) or (b) the Fixed Conversion Price. On March 30, 2023, the maturity date was extended to May 30, 2023. In connection with the extension, the Company issued 2,500,000 warrant shares to the Noteholder and recognized the fair market value of the warrant shares of $170,000 as debt extension fee. Subsequent to July 31, 2023, the maturity date on the Note was extended to December 31, 2023. (1) (2) (3)	350,000	-

On November 22, 2022, the Company entered into a convertible promissory note with an aggregate principal amount of $1,670,000, an annual interest rate of 10%, and a maturity date of November 22, 2023. The Company recorded $90,975 in transaction-related expenses and closing fees and $250,500 of original issue discount to the Note. After payment of transaction-related expenses and closing fees and original issue discount, net proceeds to the Company from the Note totaled $1,328,525 In connection with the execution of the Note, the Company issued 2,100,000 shares of our common stock and 10,500,000 warrant shares to the Noteholder at the time of issuance. The Company recognized the relative fair market value of the shares of common stock and warrant shares of $640,877 as debt discount. Additionally, the Company recognized $687,648 as debt discount for the intrinsic value of the conversion feature. All debt discount will be amortized to interest expense during the term of the Note. As amended on March 24, 2023, the Noteholder shall have the right, on or before the earlier of (i) the closing of the SPAC Transaction (as defined in that certain business combination agreement between the Company, Minority Equality Opportunities Acquisition Inc., and MEOA Merger Sub, Inc. dated on or around August 30, 2022 (the “SPAC Agreement”, and the transaction contemplated under the SPAC Agreement, the “SPAC Transaction”)) or (ii) March 22, 2023, to convert all or any portion of the Principal Amount and interest (including any Default Interest) into fully paid and non-assessable shares of common stock. The Note conversion price shall equal $0.0956 subject to adjustment as provided in the note. On April 24, 2023, the Noteholder agreed to extend the due date for the first principal payment to May 22, 2023. In connection with the extension of the due date of the first principal on the Note, the Company agreed to increase the principal balance by $20,000. Subsequent to July 31, 2023, the maturity date and principal payments on the Note were extended to December 31, 2023. (1) (2) (3)

	1,670,000	-

On December 12, 2022, the Company entered into a convertible promissory note with an aggregate principal amount of $117,647, annual interest rate of 10% and a maturity date of December 12, 2023. The Company recorded $17,647 as original issue discount to the Note, which resulted in net proceeds of $100,000. In connection with the execution of the note, the Company issued 148,295 shares of our common stock and 741,475 warrant shares to the Noteholder at the time of issuance. The Company recognized the relative fair market value of the common stock and warrant shares of $41,685 as debt discount. Additionally, the Company recognized $58,315 as debt discount for the intrinsic value of the conversion feature. All debt discount will be amortized to interest expense during the term of the Note. The Noteholder shall have the right, on any calendar day, at any time on or following the earlier of (i) April 12, 2023 or (ii) sixty (60) calendar days after the Closing Date (as defined in that certain business combination agreement between the Company, Minority Equality Opportunities Acquisition Inc., and MEOA Merger Sub, Inc. dated on or around August 30, 2022 (the “SPAC Agreement”, and the transaction contemplated under the SPAC Agreement, the “SPAC Transaction”), to convert all or any portion of the Principal Amount and interest (including any Default Interest) into fully paid and non-assessable shares of common stock. The Note conversion price shall equal $0.0956, subject to adjustment as provided in the note. Subsequent to July 31, 2023, the maturity date and principal payments on the Note were extended to December 31, 2023. (1) (3)	119,897	-

On December 20, 2022, the Company entered into a convertible promissory note with an aggregate principal amount of $176,471, an annual interest rate of 10%, and a maturity date of December 20, 2023. The Company recorded $5,000 in deferred finance costs and $26,471 of original issue discount to the Note. After payment of transaction-related expenses, net proceeds to the Company from the Note totaled $145,500. In connection with the execution of the Note, the Company issued 221,909 shares of our common stock and 1,109,545 warrant shares to the Noteholder at the time of issuance. The Company recognized the relative fair market value of the common stock and warrant shares of $59,374 as debt discount. Additionally, the Company recognized $79,014 as debt discount for the intrinsic value of the conversion feature. All debt discount will be amortized to interest expense during the term of the Note. The Noteholder shall have the right, on any calendar day, at any time on or following the earlier of (i) April 12, 2023 or (ii) sixty (60) calendar days after the closing of the Merger, to convert all or any portion of the Principal Amount and interest (including any Default Interest) into fully paid and non-assessable shares of common stock. The Note conversion price shall equal to $0.0956, subject to adjustment as provided in the Note. In connection with the extension of the principal payment due date on the Note, the Company agreed to increase the principal balance by $10,000. Subsequent to July 31, 2023, the maturity date and principal payments on the Note were extended to December 31, 2023. (1) (2) (3)	186,471	-

On December 22, 2022, the Company entered into a convertible promissory note with an aggregate principal amount of $188,235, annual interest rate of 10% and a maturity date of December 22, 2023. The Company recorded $10,000 in transaction-related expenses and closing fees and $28,235 of original issue discount to the Note. After payment of transaction-related expenses and closing fees and original issue discount, net proceeds to the Company from the Note totaled $150,000. In connection with the execution of the note, the Company issued 236,703 shares of our common stock and 1,183,515 warrant shares to the holder at the time of issuance. The Company recognized the relative fair market value of the common stock and warrant shares of $66,679 as debt discount. Additionally, the Company recognized $83,321 as debt discount for the intrinsic value of the conversion feature. All debt discount will be amortized to interest expense during the term of the promissory note. The Holder shall have the right, on any calendar day, at any time on or following the earlier of (i) April 22, 2023 or (ii) sixty (60) calendar days after the Closing Date of the Merger, to convert all or any portion of the Principal Amount and interest (including any Default Interest) into fully paid and non-assessable shares of common stock. The Note conversion price shall equal $0.0956, subject to adjustment as provided in the Note. On March 22, 2023, the Noteholder agreed to extend the maturity date until June 22, 2023 or the closing of the Company’s business combination with MEOA. In connection with the extension of the maturity date on the Note, the Company agreed to increase the principal balance by $3,750. Subsequent to July 31, 2023, the maturity date and principal payments on the Note were extended to December 31, 2023. (1) (2) (3)	191,985	-

On January 13, 2023, the Company entered into a convertible promissory note with an aggregate principal amount of $110,000, an annual interest rate of 10%, and a maturity date of October 13, 2023. The Company recorded $10,000 in original issue discount to the Note. After payment of the original issue discount, net proceeds to the Company from the Note totaled $100,000. In connection with the execution of the Note, the Company issued 138,000 shares of our common stock shares to the Noteholder at the time of issuance. The Company recognized the relative fair market value of the shares of common stock of $11,177 as debt discount. Additionally, the Company recognized $21,507 as debt discount for the intrinsic value of the conversion feature. All debt discount will be amortized to interest expense during the term of the Note. The Noteholder shall have the right, on any calendar day, at any time on or following the earlier of (i) May 12, 2023 or (ii) sixty (60) calendar days after listing on Nasdaq or the New York Stock Exchange to convert any portion of the outstanding and unpaid Conversion into fully paid and nonassessable shares of common stock, at the Conversion Price. The Note conversion price shall equal $0.10, subject to adjustment as provided in the Note. Subsequent to July 31, 2023, the maturity date of the Note was extended to December 31, 2023. (1) (3)	110,000	-

On January 24, 2023, the Company entered into a convertible promissory note with an aggregate principal amount of $660,000, an annual interest rate of 10%, and a maturity date of May 24, 2023. The Company recorded $60,000 in original issue discount to the Note. After payment of the original issue discount, net proceeds to the Company from the Note totaled $600,000. In connection with the execution of the Note, the Company issued 660,000 shares of our common stock shares to the Noteholder at the time of issuance. The Company recognized the relative fair market value of the shares of Common stock of $53,850 as debt discount. Additionally, the Company recognized $104,610 as debt discount for the intrinsic value of the conversion feature. All debt discount will be amortized to interest expense during the term of the promissory note. The Payee may elect to convert up to 100% of the Principal Amount outstanding on the Note into common stock of Debtor or any shares of capital stock or other securities of the Debtor into which such common stock shall hereafter be changed or reclassified at any time on the earlier of (i) one hundred and twenty (120) calendar days following the funding of this Note or (ii) sixty (60) calendar days after the Closing Date as defined in that certain business combination agreement between the Debtor, Minority Equality Opportunities Acquisition Inc., and MEOA Merger Sub, Inc. dated on or around August 30, 2022 (the “Conversion Shares”). The Note conversion price shall equal $0.10, subject to adjustment as provided in the Note. On September 6, 2023, the Noteholder agreed to extend the maturity date until September 24, 2023. As consideration with the execution of the Note, the Company issued 495,000 shares of our common stock to the Noteholder. Subsequent to July 31, 2023, the maturity date on the Note was extended to December 31, 2023. (1) (2) (3)	660,000	-

On January 24, 2023, the Company entered into a convertible promissory note with an aggregate principal amount of $660,000, an annual interest rate of 10%, and a maturity date of May 24, 2023. The Company recorded $60,000 in original issue discount to the Note. After payment of the original issue discount, net proceeds to the Company from the Note totaled $600,000. In connection with the execution of the Note, the Company issued 660,000 shares of our common stock shares to the Noteholder at the time of issuance. The Company recognized the relative fair market value of the shares of Common stock of $53,850 as debt discount. Additionally, the Company recognized $104,610 as debt discount for the intrinsic value of the conversion feature. All debt discount will be amortized to interest expense during the term of the promissory note. The Payee may elect to convert up to 100% of the Principal Amount outstanding on the Note into common stock of Debtor or any shares of capital stock or other securities of the Debtor into which such common stock shall hereafter be changed or reclassified at any time on the earlier of (i) one hundred and twenty (120) calendar days following the funding of this Note or (ii) sixty (60) calendar days after the Closing Date as defined in that certain business combination agreement between the Debtor, Minority Equality Opportunities Acquisition Inc., and MEOA Merger Sub, Inc. dated on or around August 30, 2022 (the “Conversion Shares”). The Note conversion price shall equal $0.10, subject to adjustment as provided in the Note. On September 6, 2023, the Noteholder agreed to extend the maturity date until September 24, 2023. As consideration with the execution of the Note, the Company issued 495,000 shares of our common stock to the Noteholder. Subsequent to July 31, 2023, the maturity date on the Note was extended to December 31, 2023. (1) (2) (3)	660,000	-

On March 7, 2023, the Company entered into a convertible promissory note with an aggregate principal amount of $110,000, annual interest rate of 10% and a maturity date of December 7, 2023. The Company recorded $10,000 of original issue discount to the Note. After payment of original issue discount, net proceeds to the Company from the Note totaled $100.000. In connection with the execution of the Note, the Company issued 300,000 shares of our common stock at the time of issuance. The Company recognized the relative fair market value $38,850 for shares of common stock to debt discount, which will be amortized to interest expense during the term of the Note. The Noteholder shall have the right, on any calendar day, at any time on or following the earlier of (i) July 7, 2023 or (ii) sixty (60) calendar days after listing on Nasdaq or the New York Stock Exchange to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of common stock at the Conversion Price of $0.10, subject to adjustment as provided in the Note. (1) (3)	110,000	-

On March 17, 2023, the Company entered into a convertible promissory note with an aggregate principal amount of $192,000, annual interest rate of 10% and a maturity date of March 17, 2024. The Company recorded $17,160 in transaction-related expenses and closing fees and $28,800 of original issue discount to the Note. After payment of transaction-related expenses and closing fees and original issue discount, net proceeds to the Company from the Note totaled $146,040. In connection with the execution of the note, the Company issued 241,500 shares of our common stock and 1,207,186 warrant shares to the Noteholder at the time of issuance. The Company recognized the relative fair market value $8,140 for the common shares and $62,481 for the warrant shares, both of which, were considered to be debt discount. Additionally, the Company recognized $47,806 as debt discount for the intrinsic value of the conversion feature. All debt discount will be amortized to interest expense during the term of the promissory note. The Holder shall have the right, on any calendar day, at any time on or following the earlier of (i) July 17, 2023 or (ii) sixty (60) calendar days after the closing date of the Merger to convert all or any portion of the then outstanding and unpaid principal amount and interest (including any Default Interest) into fully paid and non-assessable shares of common stock, as such common stock exists on the Issue Date. The Note conversion price shall equal $0.0956, subject to adjustment as provided in the Note. (1) (3)	192,000	-

On April 14, 2023, the Company entered into a convertible promissory note with an aggregate principal amount of $275,000, an annual interest rate of 10%, and a maturity date of October 11, 2023. The Company recorded $25,000 in original issue discount to the Note. After payment of the original issue discount, net proceeds to the Company from the Note totaled $250,000. In connection with the execution of the Note, the Company issued 358,000 shares of our common stock shares to the note holder at the time of issuance. The Company recognized the relative fair market value of the common shares of $28,354 as debt discount. All debt discount will be amortized to interest expense during the term of the promissory note. The note holder may elect to convert up to 50% of the principal amount outstanding and any accrued interest on the Note into common stock at any time, on the date of the debtor’s up-list transaction on the NASDAQ. The Note conversion price shall equal $0.10 subject to adjustment as provided in the Note. Subsequent to July 31, 2023, the maturity date on the Note was extended to December 31, 2023. (1) (3)	275,000	-

On May 9, 2023, the Company entered into a convertible promissory note with an aggregate principal amount of $55,000, an annual interest rate of 8%, and a maturity date of February 9, 2024. The Company recorded $5,000 in original issue discount to the Note. After payment of the original issue discount, net proceeds to the Company from the Note totaled $50,000. In connection with the execution of the Note, the Company issued 300,000 shares of our common stock shares to the note holder at the time of issuance. The Company recognized the relative fair market value of the common shares of $16,390 as debt discount. The Company recognized $15,560 debt discount related to beneficial conversion feature. All debt discount will be amortized to interest expense during the term of the promissory note. The Noteholder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and nonassessable shares of our common stock at the conversion price below. The Note conversion price shall equal the greater of $0.10 (ten) cents or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American subject to adjustment as provided in the Note. (1) (3)	55,000	-

Total convertible notes payables non-derivative:	$8,114,603	$3,844,500

CONVERTIBLE NOTES PAYABLE - DERIVATIVE

On July 27, 2020, the Company entered into a variable convertible promissory note with an aggregate principal amount of $275,000, an annual interest rate of 8%, and a maturity date of March 27, 2021. On January 17, 2023, the Note was amended so that the Holder shall be entitled, at any time, to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of common stock the Note Conversion Price shall equal the greater of $0.05 (five) or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American, subject to adjustment as provided in this Note. If an Event of Default occurs, the Conversion Price shall be the lesser of (a) $0.05 or (b) 75% of the lowest traded price in the prior fifteen trading days immediately preceding the Notice of Conversion. The maturity date has been extended multiple times. Most recently, on March 30, 2023, the lender agreed to extend the maturity date until June 30, 2023. In connection with the extension of the maturity date on the Note, the Company agreed to increase the principal balance by $30,000, which was charged to interest expense, and issued 250,000 shares of common stock with a market value of $19,225. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. Subsequent to July 31, 2023, the maturity date on the Note was extended to December 31, 2023. (2) (4)	390,000	480,000

On January 31, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $80,235, annual interest rate of 8% and a maturity date of February 17, 2022. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of common stock the Note Conversion Price shall equal the greater of $0.05 (five) or seventy-five percent (75%) of the lowest daily volume weighted average price (“VWAP”) over the ten (10) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date (the “Variable Conversion Price”); provided, however, that the Holder shall, in its sole discretion, be able to convert any amounts due hereunder at a twenty-five percent (25%) discount to the per share price of the Qualified Uplisting Financing of over $4MM. If, no later than December 31, 2021, the Borrower shall fail to uplist to any tier of the NASDAQ Stock Market, the New York Stock Exchange or the NYSE MKT, the conversion price under the Note (and the Exchange Note) will be adjusted to equal the lesser of (i) $0.05 per share; or (ii) seventy-five percent (75%) of the lowest VWAP (as defined in the Note and Exchange Note) in the preceding twenty (20) consecutive Trading Days. As a result, the Company recognized derivative liability for the convertible note of $59,413. During the current year, the holder agreed to extend the maturity date until July 31, 2023 Subsequent to July 31, 2023, the maturity date of the Note was extended to December 31, 2023. (2) (4)	149,872	80,235

On April 15, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $113,000, an annual interest rate of 8%, and a maturity date of January 15, 2022. After payment of transaction-related expenses and closing fees of $13,000, net proceeds to the Company from the Note totaled $100,000. Additionally, the Company recorded $13,000 as a discount to the Note and amortized over the term of the note. In connection with the execution of the Note, the Company issued 100,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $14,138 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of common stock. The Note Conversion Price shall equal the greater of $0.15 (fifteen) or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in the Note. If an Event of Default occurs, the Conversion Price shall be the lesser of (a). $0.15 or (b). seventy-five percent of the lowest traded price in the prior fifteen (15) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date (the “Variable Conversion Price”). Outstanding Balance shall immediately increase to 125% of the Outstanding Balance immediately prior to the occurrence of the Event of Default and a daily penalty of $500 will accrue until the default is remedied. The Company recognized derivative liability for the convertible note of $64,561, of which $42,822 was recorded as debt discount and amortized over the term of the Note. The maturity date has been extended multiple times since inception. Most recently, on March 30, 2023, the lender agreed to extend the maturity until June 30, 2023. In connection with the extension of the maturity date on the Note, the Company agreed to increase the principal balance by $25,000, which was charged to interest expense, and issued 150,000 shares of common stock with a market value of $11,995. Subsequent to July 31, 2023, the maturity date on the Note was extended to December 31, 2023. (2) (4)	233,000	163,000

On October 10, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $275,000, annual interest rate of 8% and a maturity date of April 10, 2023. After payment of transaction-related expenses and closing fees of $25,000, net proceeds to the Company from the note totaled $250,000. The Company recorded the $25,000 as debt discount and amortized to interest expense over the term of the note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the note holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and nonassessable shares of common stock. The note conversion price shall equal the greater of $0.15 or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American, subject to adjustment as provided in the note. Any Principal Amount or interest on this Note which is not paid when due shall bear interest at the rate the lesser of (a) twenty-four percent (24%) per annum from the due date thereof until the same is paid (“Default Interest”); or (b) the maximum rate allowed by law. During the most recent quarter, the holder agreed to extend the maturity date until July 31, 2023. As compensation for the extension of the maturity date, $13,750 was added to the principal balance of the Note Subsequent to July 31, 2023, the maturity date of the Note was extended to December 31, 2023. (2) (4)	288,750	-

Total convertible notes payable - derivative:	$1,061,622	$723,235

Total convertible notes payable derivative and non-derivative	9,176,225	4,567,735
Less: debt discount	(959,922)	(119,764)
Total convertible notes payable, net of discount	8,216,303	4,447,971
Less: current portion of convertible notes payable	(8,216,303)	(3,947,971)
Long-term portion of convertible notes payable	$-	$500,000

Additional terms No.1: The Holder of the Note originally dated October 13, 2020 with a balance of $173,250 as of July 31, 2023, shall have the right to convert any portion of the outstanding and unpaid principal balance into fully paid and nonassessable shares of common stock. The conversion price (the “Conversion Price”) shall equal $0.05 (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions, and similar events).

The total unamortized discount on the convertible notes as of July 31, 2023 and 2022 was $959,922 and $119,764, respectively. The total principal balance outstanding as of July 31, 2023 and 2022 was $9,176,225 and $4,567,735 respectively. During the years ended July 31, 2023 and 2022, the Company amortized $2,455,596 and $530,628 respectively, of debt discount as interest expense.

(1)	The Company determines at each reporting period if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument.

(2)	The Company evaluated the amendment(s) and accounted for these changes as an extinguishment of debt.

(3)	The Company analyzed the Note and determined that it does not require to be accounted as a derivative instrument.

(4)	The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price.

The future principal payments for the Company’s convertible debt are as follows:

Future Principal Payments

Year ended July 31,	Amount
2024	$8,216,303
2025	-
Total future payments:	$8,216,303

NOTE 13 – LEASES

The leased properties have a remaining lease term of five to sixty months as of July 31, 2023. At the option of the Company, it can elect to extend the term of the leases. See table below:

Location	Annual Rent	Lease Expiration Date	Business Use	Approx. Sq. Ft.
8023 Vantage Dr., Suite 660, San Antonio, Texas 78230	$49,136	Sep-27	Executive offices	2,843
10967 Via Frontera, San Diego, CA 92127	$369,229	Mar-26	Office space	18,541
1610 Royal Palm Avenue, Suite 300, Fort Myers, FL 33901	$83,260	Dec-25	Office space and network facilities	6,800
2121 Ponce de Leon Blvd., Suite 200, Coral Gables FL 33134	$106,553	Dec-27	Office space & wireless internet network	4,623
7218 McNeil Dr., FL-1, Austin, TX 78729	$21,000	Mar-24	Network facilities	25
9701 S. John Young Parkway, Orlando, FL 32819	$25,440	May-26	Network facilities	540
8333 NW 53rd St, Doral, FL 33166	$14,021	Jul-25	Wireless internet network	100
100 SE 2nd Street, Miami, FL 33131	$36,466	Jan-24	Wireless internet network	100
9055 SW 73rd Ct, Miami, FL 33156	$8,787	Dec-23	Wireless internet network	100
9517 Fontainebleau Blvd., Miami, FL 33172	$11,907	Aug-24	Wireless internet network	100

The Company has not entered into any sale and leaseback transactions during the year ended July 31, 2023.

On May 17, 2022, the Company extended the office and wireless internet network leases in Coral Gables, Florida. The Company accounted for the extension as a lease modification. The Company used the discount rate of 4% and recognized $482,865 as a day one Right-of-Use asset and liability. These leases are identified in the table above. The leases expire in December 2027, and at the option of the Company, the leases can be extended for various periods ranging from one to five years, with a base rent at the prevailing market rate at the time of the renewal.

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

Amounts recognized as of July 31, 2022 and July 31, 2023 for operating leases are as follows:

ROU Asset	July 31, 2022	$2,436,035
Amortization		$(696,415)
Addition - Asset		$172,019
ROU Asset	July 31, 2023	$1,911,639

Lease Liability	July 31, 2022	$2,584,865
Amortization		$(774,908)
Addition - Liability		$172,019
Lease Liability	July 31, 2023	$1,981,976

Lease Liability	Short term	$662,343
Lease Liability	Long term	$1,319,633
Lease Liability	Total:	$1,981,976

Operating lease cost:		$757,427

Cash paid for amounts included in the measurement of lease labilities:

Operating cashflow from operating leases:		$757,427

Weighted-average remain lease term-operating lease:		3.5 years

Weighted-average discount rate		5.0%

The future minimum lease payment under the operating leases are as follows:

Lease
Period Ending July 31,	Payments
2024	$777,019
2025	729,724
2026	431,377
2027	176,771
2028	60,116
Total:	$2,175,007

Less: amounts representing interest	193,031

Present value of net minimum operating lease payments	$1,981,976

NOTE 14 – EQUIPMENT FINANCING

The Company entered into various financing agreements for equipment purchased. Under the term of the agreements, assets with a cost of approximately $611,100, were financed under various financing agreements during the twelve months ended July 31, 2023. The equipment financing is net of costs associated with the assets such as maintenance, insurance and property taxes are for the account of the Company. The equipment financing agreements are between twelve (12) months and sixty (60) months, with the first payments starting July 1, 2022, and monthly principal and interest payments of up to $3,600. The interest rate under the financing agreement is 5.0% per annum.

Amounts recognized as of July 31, 2022 and July 31, 2023 for equipment financing are as follows:

ROU Asset	July 31, 2022	$62,263
Amortization		$(141,721)
Addition - Asset		$657,024
ROU Asset	July 31, 2023	$577,566

Equipment Financing	July 31, 2022	$62,263
Amortization		$(138,568)
Addition - Equipment Financing		$657,810
Equipment Financing	July 31, 2023	$581,505

Equipment Financing	Short term	$227,713
Equipment Financing	Long term	$353,792
Equipment Financing	Total:	$581,505

The future payments under the equipment financing agreements are as follows:

Year	Amount
2024	$253,250
2025	244,876
2026	115,272
2027	4,600
2028	1,151
Total future payments:	$619,149

Less: amounts representing interest	37,644

Present value of net minimum equipment financing payments	$581,505
Lease cost:
Amortization of ROU assets	$141,721
Interest on lease liabilities	25,537

Cash paid for amounts included in the measurement of lease liabilities:
Operating cashflow from equipment financing:	$25,537
Financing cashflow from equipment financing:	138,568

Weighted-average remaining lease term - equipment financing:	2.5 years

Weighted-average discount rate	5.0%

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

In addition, the Company incurred approximately $276,000 in costs associated with the Skynet Asset acquisition. These costs, which included legal, regulatory and accounting costs were expensed in the selling, general, and administrative and legal and professional fees line items of the statement of operations during the year ended July 31, 2022, and is included as part of the operating expenses section of the statement of operations.

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

In addition, 120 days after the closing of the transaction, T3 will pay the Sellers the amount by which net working capital deficit is better than $2.16 million or the Sellers will pay T3 the amount by which net working capital deficit is worse than $2.36 million. As of July 31, 2022, the Company and the sellers agreed that there is no purchase price adjustment required.

In addition, the Company incurred approximately $845,000 in costs associated with the Next Level Internet Acquisition. These costs, which included legal, regulatory, and accounting costs, were expensed in the selling, general, and administrative and legal and professional fees line items of the statement of operations as operating expenses during the year ended July 31, 2022, and is included as part of the operating expenses section of the statement of operations.

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

Proforma

The following is the unaudited proforma consolidated results of operations for both acquisitions for the year ended July 31, 2022 as if the acquisitions occurred on August 1, 2021. The proforma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on August 1, 2021, or of results that may occur in the future. Skynet and Next Level Internet contributed revenues of $7,659,000 and earnings of $157,000 to the Company from their acquisition dates through July 31, 2022.

	(In thousands)
	For the Year ended July 31,
	2022
	Reported	Proforma
Revenue	$24,154	$33,028
Income (loss) from operations	(3,676)	(3,070)
Net income (loss)	$(8,032)	$(7,441)
Earnings (loss) per common share-Basic and Diluted	$(0.05)	$(0.05)

NOTE 16 – PREFERRED STOCK

SERIES A CONVERTIBLE PREFERRED STOCK

In March 2019, the Company’s Board of Directors designated and authorized the issuance up to 1,500,000 shares of the Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock has a par value of $0.001 per share and a stated value equal to one dollar ($1.00) (the “Stated Value”) and are entitled to a dividend at an annual rate of eight percent (8%) per share. The Company had zero shares of the Convertible Series A Convertible Preferred Stock outstanding as of July 31, 2023.

The “Conversion Price” at which shares of common stock were issuable upon conversion of any shares of Series A Convertible Preferred Stock shall be $0.30 per share.

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

During the year ended July 31, 2023, the Company issued 938,383 shares of common stock to various Series A Preferred Shareholders who converted 225,000 Series A Convertible Preferred Stock shares and $56,516 of accrued dividends.

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

The Company had 425,442 shares of Series B Convertible Preferred Stock outstanding as of July 31, 2023 and 2022. No dividends are payable on the Series B Convertible Preferred Stock.

The terms of our Series B Convertible Preferred Stock allow for:

Mandatory Conversion. Upon (i) an up-listing of the Corporation’s common stock to Nasdaq or a US national securities exchange, (ii) an underwriting involving the sale of $5,000,000 or more of the Corporation’s common stock or common stock equivalents (a “Material Underwriting”), (iii) the Corporation ceases to be a public corporation as the result of a going private transaction, (iv) the Corporation, directly or indirectly, effects any sale, lease, exclusive license, assignment, transfer, conveyance or other disposition of all or substantially all of its assets in one or a series of related transactions (including a transaction involving the Corporation’s spin-off of its operating subsidiary, T3 Communications, Inc.), (v) any, direct or indirect, purchase offer, tender offer or exchange offer (whether by the Corporation or another Person) is completed pursuant to which holders of common stock are permitted to sell, tender or exchange their shares for other securities, cash or property and has been accepted by the holders of 50% or more of the outstanding common stock, (vi) the Corporation, directly or indirectly, in one or more related transactions, effects any reclassification, reorganization or recapitalization of the common stock or any compulsory share exchange pursuant to which the common stock is effectively converted into or exchanged for other securities, cash or property, or (vii) the Corporation, directly or indirectly, in one or more related transactions, consummates a stock or share purchase agreement or other business combination (including, without limitation, a reorganization, recapitalization, spin-off or scheme of arrangement) with another Person, other than an officer or director of the Company, whereby such other Person acquires more than 50% of the outstanding shares of common stock (not including any shares of common stock held by the other Person or other Persons making or party to, or associated or affiliated with the other Persons making or party to, such stock or share purchase agreement or other business combination), all shares of Series B Convertible Preferred Stock shall be automatically converted, without any further action by the holders of such shares and whether or not the certificates representing such shares are surrendered to the Corporation or its transfer agent, into the number of fully paid and nonassessable shares of common stock in an amount equal, following conversion, to 18% of the Corporation’s issued and outstanding shares of common stock. Each of (i)-(vii) above shall be hereafter referred to as a “Conversion Event” and the date of a Conversion Event shall be hereafter referred to as a “Conversion Date.” Upon any such mandatory conversion and the issuance of Conversion Shares further thereto, the shares of Series B Convertible Preferred Stock shall be deemed cancelled and of no further force or effect. A mandatory conversion is the only means by which Series B Convertible Preferred Stock is convertible as the shares of Series B Convertible Preferred Stock are not convertible at the option of the Holder. For purposes of the foregoing Conversion Events, conversion will be deemed to have taken place immediately prior to the Conversion Event. By way of example, if the Corporation engages in a Material Underwriting, the Series B Convertible Preferred Stock will be treated as having been converted immediately prior to the issuance of the securities in the Material Underwriting.

SERIES C CONVERTIBLE PREFERRED STOCK

In July 2020, the Company’s Board of Directors designated and authorized the issuance up to 1,000,000 shares of the Series C Convertible Preferred Stock. Each share of Series C Convertible Preferred Stock has a par value of $0.001 per share and a stated value equal to ten dollars ($10.00) (the “Stated Value”).

The Company had 55,400 shares of Convertible Series C Convertible Preferred Stock outstanding as of July 31, 2023 and 2022. No dividends are payable on the Convertible Series C Convertible Preferred Stock.

The terms of our Series C Convertible Preferred Stock allow for:

Automatic Conversion. Upon (i) an up-listing of the Corporation’s common stock to Nasdaq or a US national securities exchange, (ii) a financing or offering involving the sale of $5,000,000 or more of the Corporation’s common stock or common stock equivalents (a “Material Financing”), (iii) the Corporation ceases to be a public corporation as the result of a going private transaction, (iv) the Corporation, directly or indirectly, effects any sale, lease, exclusive license, assignment, transfer, conveyance or other disposition of all or substantially all of its assets in one or a series of related transactions (including a transaction involving the Corporation’s spin-off of its Nevada subsidiary, T3 Communications, Inc.), (v) any, direct or indirect, purchase offer, tender offer or exchange offer (whether by the Corporation or another Person) is completed pursuant to which holders of common stock are permitted to sell, tender or exchange their shares for other securities, cash or property and has been accepted by the holders of 50% or more of the outstanding common stock, (vi) the Corporation, directly or indirectly, in one or more related transactions, effects any reclassification, reorganization or recapitalization of the common stock or any compulsory share exchange pursuant to which the common stock is effectively converted into or exchanged for other securities, cash or property, or (vii) the Corporation, directly or indirectly, in one or more related transactions, consummates a stock or share purchase agreement or other business combination (including, without limitation, a reorganization, recapitalization, spin-off or scheme of arrangement) with another Person, other than an officer or director of the Company, whereby such other Person acquires more than 50% of the outstanding shares of common stock (not including any shares of common stock held by the other Person or other Persons making or party to, or associated or affiliated with the other Persons making or party to, such stock or share purchase agreement or other business combination), all issued shares of Series C Convertible Preferred Stock shall be automatically converted, without any further action by the holders of such shares and whether or not the certificates representing such shares are surrendered to the Corporation or its transfer agent, into the number of fully paid and nonassessable shares of common stock in an amount equal, following conversion, to 22% of the Corporation’s issued and outstanding shares of common stock. Each of (i)-(vii) above shall be hereafter referred to as a “Conversion Event” and the date of a Conversion Event shall be hereafter referred to as a “Conversion Date.” Upon any such mandatory conversion and the issuance of Conversion Shares further thereto, the shares of Series C Convertible Preferred Stock shall be deemed cancelled and of no further force or effect. A mandatory conversion is the only means by which Series C Convertible Preferred Stock is convertible as the shares of Series C Convertible Preferred Stock are not convertible at the option of the Holder. For purposes of the foregoing Conversion Events, conversion will be deemed to have taken place immediately prior to the Conversion Event. By way of example, if the Corporation engages in a Material Financing, the Series C Convertible Preferred Stock will be treated as having been converted immediately prior to the issuance of the securities in the Material Underwriting.

SERIES F SUPER VOTING PREFERRED STOCK

In July 2020, the Company’s Board of Directors designated and authorized the issuance of up to 100 shares of the Series F Super Voting Preferred Stock. Each share of Series F Super Voting Preferred Stock has a par value of $0.001 per share and a stated value equal to one cent ($0.01) (the “Stated Value”).

The Company had 100 and 100 shares of the Series F Super Voting Preferred Stock outstanding as of July 31, 2023 and 2022. No dividends are payable on the Series F Super Voting Preferred Stock.

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

Conversion. No conversion rights apply to the Series F Preferred Stock.

NOTE 17 – EQUITY

Issuance of common stock during the year ended July 31, 2023:

During the year ended July 31, 2023, the Company issued 6,014,407 shares of common stock in connection with new convertible promissory notes. At the time of issuance, the Company recognized the relative fair market value of the common shares of approximately $463,000 as debt discount, and it will be amortized to interest expense during the term of the promissory notes.

During the year ended July 31, 2023, the Company issued 6,170,000 shares of common stock as consideration for the extension of maturity dates for the convertible promissory notes. The Company recognized the fair market value of the common shares of approximately $589,000 which was recognized as interest at the time of each extension.

During the year ended July 31, 2023, the Company issued 170,305 shares of common stock to various individuals for the exercise of 170,305 warrants, with an exercise price of $0.13 per warrant and secured $22,139 in proceeds.

During the year ended July 31, 2023, the Company issued 1,180,000 shares of common stock to one individual for the exercise of 1,180,000 stock options, with an exercise price of $0.042 per share and secured $49,560 in proceeds.

During the year ended July 31, 2023, the Company issued 3,000,000 shares of common stock in connection with the conversion of $150,000 of convertible promissory notes.

During the year ended July 31, 2023, the Company issued 938,383 shares of common stock to various Series A Preferred Shareholders who converted 225,000 Series A Convertible Preferred Stock shares and $56,516 of accrued dividends.

During the year ended July 31, 2023, the Company issued 1,370,551 shares of common stock in conjunction with incentive plan accomplishments.

Issuance of common stock during the year ended July 31, 2022:

During the year ended July 31, 2022, the Company issued 1,500,000 shares of common stock in connection with new convertible promissory notes. At the time of issuance, the Company recognized the relative fair market value of the common shares of approximately $120,000 as debt discount, and it will be amortized to interest expense during the term of the promissory notes.

During the year ended July 31, 2022, the Company issued 550,000 shares of common stock as consideration for the extension of maturity dates for the convertible promissory notes. The Company recognized the fair market value of the common shares of approximately $65,000 which was recognized as interest at the time of each extension.

During the year ended July 31, 2022, the Company issued a total of 1,500,000 shares of common stock for the professional services provided by a consultant. At the time of issuance, the fair market value of the common stock issued was $125,250.

NOTE 18 – SUBSEQUENT EVENTS

Amendment to Credit Agreement

On August 4, 2023 (the “effective date”), the Post Road Group (“Post Road”) has agreed that all accrued and unpaid cash interest that was originally due and payable by the Company on the April 3, 2023, May 1, 2023, June 1, 2023, July 3, 2023 and August 1, 2023 would be capitalized and added to the outstanding principal balances of Term Loan A and Term Loan C on the effective date, and shall be due and payable by the Company in cash on the maturity date in accordance with the credit agreement and the other loan documents. In addition, PRG agrees to amend the credit agreement and the Term Loan C Note to replace the “August 4, 2023” date with “November 2, 2023,” in order to extend the outside maturity date of the Term Loan C ninety (90) days from the effective date. The amendment fee for Term Loan A is $40,301 and the amendment fee for Term Loan C is $18,781. The amendment fee shall be additional interest that shall be capitalized and added to the outstanding principal amounts of Term Loan A and Term Loan C, as of the effective date.

On November 22, 2023 (with effect from November 2, 2023), the Verve Cloud Nevada Parties, Digerati and Post Road entered into a Second Forbearance Agreement, Amendment to Loan Documents and Limited Consent, which (a) extends the maturity date of our Term Loan C Note with Post Road from November 2, 2023, to December 31, 2023, (b) provides that Post Road and the other lenders under the Credit Agreement shall forbear through December 31, 2023 from exercising their rights and remedies under the loan documents and applicable law with respect to (i) certain existing events of default under the loan documents and (ii) certain events of default that are expected to arise before December 31, 2023, and (c) amends certain provisions of the Credit Agreement and the other loan documents to allow the company to incur up to an additional $2,000,000 of working capital financing.

Promissory Note Extensions

On August 4, 2023, the Company amended its Promissory Note (amendment #9) with TV Fund VII, LP in which the maturity date was extended to January 31, 2024.

On September 6, 2023, two Noteholders of promissory notes for $660,000 each (Blue Ocean Investments, LLC and Graham A. Gardner), originally dated January 24, 2023, agreed to extend the maturity date until September 24, 2023 in exchange for the issuance of 495,000 shares of common stock for each Noteholder, all other terms remained the same. The maturity date for these notes was extended to December 31, 2023. See paragraph below.

Subsequent to July 31, 2023, the Company amended its past due promissory notes with 3BRT Investments, LP, Skynet Telecom, LLC, Tysadco Partners, LLC, Clearthink Capital Partners, LLC, Jerry and Lisa Morris Revocable Trust Dated November 18, 2002, Jeffrey Posner, Jefferson Street Capital, LLC, MGR Limited Partnership, LGH Investments, LLC, Lucas Ventures, LLC, Blue Ocean Investments, LLC, Graham A. Gardner, FirstFire Global Opportunities Fund, LLC, Platinum Point Capital, LLC, Mast Hill Fund, LP, and Post Road Group  (collectively, the Lenders) to extend the maturity dates to December 31, 2023 (the “forbearance termination date”). The Lenders agreed to forbear from exercising any rights and remedies they may have under the conditions of their respective notes until the forbearance termination date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2023.

Management’s Annual Report on Internal Control Over Financial Reporting

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

As of July 31, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, as of the end of the fiscal year covered by this report; such internal controls and procedures were not effective based on the COSO criteria. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our internal statements as of July 31, 2023.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated the following:

(1)

We have created specific titles and established specific roles for each of our accounting and finance team members which will allow for a segregation of duties consistent with controls objectives and to increase our personnel resources and technical accounting expertise within the accounting function. In addition, we intend to improve the supervision and training of our accounting personnel.

(2)	We intend to enact a dual level of review of our financial reporting to ensure the accuracy of our financial statements within a fair level of materiality.

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

Changes in Internal Control over Financial Reporting

Except as described above, there has been no change in our internal control over financial reporting during the quarter ended July 31, 2023, that has materially affected, or is reasonably likely to affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Second Forbearance Agreement, Amendment to Loan Documents and Limited Consent

On November 22, 2023 (with effect from November 2, 2023), the Verve Cloud Nevada Parties, Digerati and Post Road entered into a Second Forbearance Agreement, Amendment to Loan Documents and Limited Consent (the “Second Forbearance Agreement”), which (a) extends the maturity date of our Term Loan C Note with Post Road from November 2, 2023, to December 31, 2023, (b) provides that Post Road and the other lenders under the Credit Agreement shall forbear through December 31, 2023 from exercising their rights and remedies under the loan documents and applicable law with respect to (i) certain existing events of default under the loan documents and (ii) certain events of default that are expected to arise before December 31, 2023 (collectively, the “Specified Defaults”), and (c) amends certain provisions of the Credit Agreement and the other loan documents to allow the Company to incur up to an additional $2,000,000 of working capital financing.

The Specified Defaults under the Second Forbearance Agreement include (a) existing events of default arising as a result of the Verve Cloud Nevada Parties failing to comply with the financial covenants under the Credit Agreement and certain operating and reporting covenants under the Credit Agreement and other loan documents (including as a result of incurring certain indebtedness that the loan documents did not permit and failure to provide notice to Post Road of certain entity name changes), (b) the previously disclosed existing events of default (all of which remain outstanding and unwaived) that were the subject of the Forbearance Agreement and Third Amendment to Credit Agreement, dated as of June 13, 2022, among the Verve Cloud Nevada Parties, the lenders party thereto and Post Road, and the Consent, Limited Waiver and Fourth Amendment to Credit Agreement and Amendment to Notes, dated as of February 9, 2023, among the Verve Cloud Nevada Parties, the lenders party thereto and Post Road and (c) events of default that are expected to arise between the date of the Second Forbearance Agreement and December 31, 2023 (including noncompliance with financial covenants and certain reporting requirements).

The forbearance provided under the Second Forbearance Agreement will expire on the earliest to occur of (a) December 31, 2023, (b) any other event of default not constituting a Specified Default enumerated in the Forbearance Agreement or (c) any failure of any Verve Cloud Nevada Party or Digerati to comply with any aspect of the Second Forbearance Agreement. The Second Forbearance Agreement does not waive the Specified Defaults nor does it impair the ability of Post Road to exercise its rights and remedies after the expiration of the forbearance. After the expiration of the forbearance provided under the Second Forbearance Agreement, Post Road will be immediately entitled to exercise any and all rights and remedies it has under the loan documents and applicable law, including the right to foreclose on some or all of our assets.

As a condition to entering into the Second Forbearance Agreement, Digerati entered into extension and forbearance agreements with the holders of our convertible notes providing that the maturity date of all outstanding amounts thereunder are extended through December 31, 2023, and that such holders agree to forbear from exercising their rights and remedies under the convertible notes and applicable law through December 31, 2023. These agreements are described below under “Extension and Forbearance Agreements with Holders of Convertible Notes”.

With the extension of the maturity date of our Term Loan C Note payable to Post Road from November 2, 2023, to December 31, 2023, the Term Loan C Note will require a full principal payment and accrued interest by the maturity date. We intend to work with our equity partners to secure additional financings to meet this obligation by the maturity date. In addition, we intend to work with our lender on the current terms to the Term Loan C Note, to further extend the maturity date or restructure the terms of the note. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms to meet the cash payment requirements of the Term Loan C Note. In addition, there can be no assurance that we will be able to restructure the terms or further extend the maturity date of the Term Loan C Note with Post Road. If the Company is not able to restructure the financing or repay the Term Loan C Note by the December 31, 2023 maturity date and Post Road chooses to exercise its rights and remedies under the loan documents, it would have a material adverse effect on our business and financial condition, including the possibility of Post Road foreclosing on some or all of our assets.

The foregoing summary of the Second Forbearance Agreement contains only a brief description of the material terms of the Second Forbearance Agreement and such description is qualified in its entirety by reference to the full text of the Second Forbearance Agreement, filed herewith as Exhibit 10.44 and incorporated by reference herein.

Extension and Forbearance Agreements with Holders of Convertible Notes

As a condition to entering into the Second Forbearance Agreement, Digerati entered into an Extension and Forbearance Agreement, each dated as of November 22, 2023, with each holder of its convertible notes. Each holder’s Extension and Forbearance Agreement is identical in all material respects to the Extension and Forbearance Agreements of each other holder. Under the Extension and Forbearance Agreements, each holder of a convertible note agreed that (a) all payments otherwise due and payable under such convertible note prior to December 31, 2023 would, instead, be due and payable on December 31, 2023, and (b) such holder will forbear from exercising its rights and remedies under its convertible notes and applicable law with respect to all existing defaults as of November 22, 2023, and certain future defaults expected to arise prior to December 31, 2023, through December 31, 2023.

The Extension and Forbearance Agreements do not waive any existing defaults nor do they impair the ability of any holder of a convertible note to exercise its rights and remedies after the expiration of the forbearance. After the expiration of the forbearance provided under each Extension and Forbearance Agreement, the holder of the applicable convertible note will be immediately entitled to exercise any and all rights and remedies it has under its note and applicable law.

The foregoing summary of each Extension and Forbearance Agreement contains only a brief description of the material terms of each Extension and Forbearance Agreement and such description is qualified in its entirety by reference to the full text of the Form of Extension and Forbearance Agreement, filed herewith as Exhibit 10.45 and incorporated by reference herein.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table contains the name, age of our Directors and executive officers as of July 31, 2023.

Name	Age	Position Held	Held Office Since
Arthur L. Smith	58	Chief Executive Officer & Director (currently on temporary medical leave)	2003
Craig K. Clement	65	Executive Chairman of the Board of Directors & Interim Chief Executive Officer	2014
Maxwell A. Polinsky	65	Director	2014
Antonio Estrada Jr.	48	Chief Financial Officer	2007

Arthur L. Smith (58) is our Chief Executive Officer and a Director. Currently, Mr. Smith is out on temporary medical leave. The timing of Mr. Smith’s return and recovery remains uncertain. Mr. Clement has taken the role of Interim CEO while Mr. Smith is out on temporary medical leave (effective October 6, 2023). Mr. Smith resigned as the Company’s President on October 3, 2022. Mr. Smith has over 25 years of specialized experience in the telecommunications, technology, and oil and gas industries.  As the founder of Digerati, formerly known as ATSI Communications, Inc. (“ATSI”), he led the Company’s start-up operation focused on the USA – Mexico telecommunications corridor to over US$65 million in annual revenue and a listing on the American Stock Exchange that resulted in a market value of over US$450 million. Between 1999 and 2009, ATSI was a three-time recipient of Deloitte and Touche’s Fast 500 Award for recognition as one of the 500 fastest growing technology companies in North America.  As CEO of ATSI, Mr. Smith also co-founded the Company’s highly successful Internet software subsidiary, GlobalSCAPE, Inc., in 1996. As Chairman of the Board of GlobalSCAPE, he led the Company’s strategic and business development efforts from inception through its growth strategy that resulted in a listing on a public stock exchange and the subsequent sale of ATSI’s ownership to private investors in June 2002.  Mr. Smith is currently CEO of the Company’s cloud communications subsidiary, Verve Cloud, Inc. (a Nevada corporation).

Craig K. Clement (65) is the Executive Chairman of Digerati Technologies & Interim CEO. Mr. Clement is currently the Company’s Interim CEO while Mr. Smith is out on temporary medical leave (effective October 6, 2023). Craig has over thirty-five years of executive and director experience with technology (telecom, Internet software) and il exploration and production (E&P) entities where he has been responsible for asset management, acquisitions and divestitures, strategic and tactical planning, financial operations, corporate finance, legal, transaction structuring, business development, and investor relations. He assisted in the growth of a San Antonio-based telecom provider from 10 employees to 500, achieving a public market valuation of US$500 million. Craig was the founding CEO of GlobalSCAPE, Inc., and was the former COO of XPEL, Inc. Craig was also the former Chairman of the South Texas Regional Center for Innovation and Commercialization, which screened and supported entrepreneurs through the Texas Emerging Technology Fund managed by the Texas Governor’s office, which invested more than $350 million in Texas-based technology start-ups.

Maxwell A. Polinsky (65) is a Director. Mr. Polinsky is currently the President, Chief Financial Officer and a Director of Winston Gold Corp, a Canadian-based mineral exploration company that is traded on the CSE Exchange, and a principal in Venbanc Investment and Management Group Inc., an investment and merchant bank he co-founded in 1994. From 2009 to 2011, Mr. Polinsky was the Chief Financial Officer and a director of RX Exploration Inc., a company that successfully re-opened the previous old historic Drumlummon gold mine in Montana. Mr. Polinsky also served as a director of Nerium Biotechnology from 2006 to 2010, XPEL, Inc. from 2003 to 2009, Nighthawk Systems from 2001 to 2007 and Cougar Minerals from 2012 to 2014. Mr. Polinsky holds a Bachelor of Commerce degree from the University of Manitoba.

Antonio Estrada Jr. (48) is our Chief Financial Officer and Treasurer. Mr. Estrada is a seasoned financial executive with over 25 years of experience in the telecommunications and oil and gas industries. Mr. Estrada’s vast experience includes financial reporting and modeling, strategic planning, grant writing, and cash management. Mr. Estrada served as the Sr. VP of Finance and Corporate Controller of Digerati, formerly known as ATSI Communications, Inc., from 2008 to 2013. From 1999 to 2008, Mr. Estrada served in various roles within ATSI, including International Accounting Manager, Treasurer, Internal Auditor, and Controller. Mr. Estrada graduated from the University of Texas at San Antonio, with a Bachelor of Business Administration, with a concentration in Accounting.

Family Relationships

There are no family relationships among any of our officers or directors.

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

●	Mr. Smith was not timely in the filing of (i) the Statement of Changes in Beneficial Ownership on Form 4 (“Form 4”) to report his option awards that were granted during the year ended July 31, 2019; (ii) Form 4 to report his option awards that were granted during the year ended July 31, 2020; (iii) Form 4 to report his option awards that were granted during the year ended July 31, 2023; and (iv) Form 4 to report his stock awards that were granted during the year ended July 31, 2023.

●	Mr. Estrada was not timely in the filing of (i) Form 4 to report his option awards that were granted during the year ended July 31, 2019; (ii) Form 4 to report his option awards that were granted during the year ended July 31, 2020; (iii) Form 4 to report his option awards that were granted during the year ended July 31, 2023; and (iv) Form 4 to report his stock awards that were granted during the year ended July 31, 2023.

●	Mr. Clement was not timely in the filing of (i) Form 4 to report his option awards that were granted during the year ended July 31, 2019; (ii) Form 4 to report his option awards that were granted during the year ended July 31, 2020; (iii) Form 4 to report his option awards that were granted during the year ended July 31, 2023; and (iv) Form 4 to report his stock awards that were granted during the year ended July 31, 2023.

Code of Ethics

We adopted an Executive Code of Ethics that applies to the Chief Executive Officer, Chief Financial Officer, President, Controller, and other members of our management team. The Executive Code of Ethics may be viewed on our Website, www.digerati-inc.com. A copy of the Executive Code of Ethics will be provided without charge upon written request to Digerati Technologies, Inc., 8023 Vantage Dr, Suite 660, San Antonio, Texas 78230.

Any waiver granted by the Company to its Chief Executive Officer, Chief Financial Officer, President, Controller, or other members of our management team under the Executive Code of Ethics and certain amendments to the Executive Code of Ethics, will be disclosed on our Website, www.digerati-inc.com, within the period required by applicable rules.

Nominating Committee and Nomination of Directors

We do not have a nominating committee because the size of our Board of Directors is too small to establish separate standing committees. Our Board of Directors performs all function of a nominating committee.

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

The stockholder’s recommendation and information described above must be sent to us at 8023 Vantage Dr, Suite 660, San Antonio, Texas 78230.

Audit Committee and Audit Committee Financial Expert

We do not have an audit or other committee of our Board of Directors that performs equivalent functions. Our Board of Directors performs all functions of the audit committee. Mr. Maxwell A. Polinsky served as the Audit Committee Financial Expert during the year ended July 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION.

The compensation programs presently in effect with respect to the Chief Executive Officer, Chief Financial Officer and Chairman of the Board were established by the Board of Directors.

Arthur L. Smith serves as our President and Chief Executive Officer. Currently, Mr. Smith is on temporary medical leave and Mr. Clement is the Company’s interim CEO while Mr. Smith is out (effective October 6, 2023). On February 14, 2019, the Company entered into an employment agreement with Mr. Smith, which set his annual salary at $200,000. Mr. Smith’s salary was increased to $235,000 per year effective on August 1, 2023. In addition, the Board of Directors during fiscal year 2015 approved the reimbursement of monthly expenses up to $1,667. Below are other compensation and benefits for Mr. Smith in accordance with the employment agreement:

(1) Stock Grant. In fiscal year 2019, Mr. Smith received at the execution of the employment agreement 450,000 shares of common stock. The stock grant vested during fiscal year 2022 upon the Company achieving $15 million in annualized revenue.

(2) Acquisitions Stipend. Mr. Smith shall receive a 2% stipend on revenue from acquisition transactions approved by the Board of Directors and closed by the Company. Acquisition revenue will be calculated based on the trailing twelve months (TIM) revenue of the company or assets (stock or asset purchase) acquired by the Company. The stipend for acquisitions will be capped at 200% of Mr. Smith’s annual base salary. Mr. Smith may elect to receive common stock in the Company in lieu of a cash payment for the acquisition stipend or apply the stipend towards the exercise of vested stock options in a cashless transaction. The stipend shall be considered fully earned at the closing of each acquisition and paid within 10 business days from such event. For acquisition transactions closed prior to the signing of the employment agreement, the stipend shall be paid within 6 months of the signing of the employment agreement or under terms mutually agreed upon between Mr. Smith and the Company. The stipend for acquisitions is subject to review and approval by the Board of Directors of the Company on an annual basis commencing August 1, 2019.

(3) Up-Listing Stipend. Mr. Smith shall receive a one-time payment of $75,000 upon the Company listing on a primary stock exchange (e.g., NASDAQ or NYSE American). Mr. Smith may elect to receive common stock in the Company in lieu of a cash payment for this up-listing stipend or apply the stipend towards the exercise of vested stock options in a cash-less transaction. The stipend shall be considered fully earned upon initial listing in a primary stock exchange and paid within 10 business days from such event.

(4) Signing Bonus Stock Options. In fiscal year 2019, Mr. Smith received 585,000 stock options as of the effective date of the employment agreement. The stock options have already vested.

(5) Additional Compensation. In the event of a Spin-Off (as defined below), Mr. Smith shall be entitled to receive 3% of the consideration payable to, and/or received by, the Company or its shareholders in a Spin-Off (calculated and paid from the total shares or cash to be distributed), which payment shall be made to Mr. Smith on the closing of the Spin-Off date. A “Spin-Off’ means the sale of a subsidiary or distribution of shares of capital stock to the shareholders of the Company that the Company owns in a subsidiary, whether it is 100% of the ownership or a lesser amount.

(6) Severance Benefits. In the event that Mr. Smith’s employment is terminated by for Good Reason, the Company shall (A) pay Mr. Smith a cash amount equal to his base salary for a period of twelve (12) months plus one (1) month for each year of employment with the Company; (B) continue coverage under Company’s group health, life and disability plan and contribute the Company’s cost of such coverage for a period of twelve (12) months plus one (1) month for each year of employment by the Company (or pay such amount to Mr. Smith as reimbursement for the costs of continuing coverage under COBRA or obtaining comparable independent coverage); and (C) all options, grants, or other rights issued to Mr. Smith under the Company’s Stock Compensation Plan, incentive compensation plan, or other benefit plans shall immediately vest and be exercisable for the lesser of twelve (12) months plus one (1) month for each year of employment or the remaining term of such rights, whichever is less.

Antonio Estrada Jr. serves as our Chief Financial Officer. On February 14, 2019, the Company entered into an employment agreement with Mr. Estrada, which set his annual salary at $185,000. Mr. Estrada’s salary was increased to $215,000 per year effective on August 1, 2023. In addition, the Board of Directors during fiscal year 2015 approved the reimbursement of monthly expenses up to $1,667. Below are other compensation and benefits for Mr. Estrada in accordance with the employment agreement:

(1) Stock Grant. In fiscal year 2019, Mr. Estrada received at the execution of the employment agreement 350,000 shares of common stock. The stock grant vested during fiscal year 2022 upon the Company achieving $15 million in annualized revenue.

(2) Acquisition Stipend. Employee shall receive a 1% stipend on revenue from acquisition transactions approved by the Board of Directors and closed by the Company. Acquisition revenue will be calculated based on the trailing twelve months (TTM) revenue of the company or assets (stock or asset purchase) acquired by the Company. The stipend for acquisitions will be capped at 200% of Mr. Estrada’s annual base salary. Mr. Estrada may elect to receive common stock in the Company in lieu of a cash payment for the acquisition stipend or apply the stipend towards the exercise of vested stock options in a cashless transaction. The stipend shall be considered fully earned at the closing of each acquisition and paid within 10 business days from such event. For acquisition transactions closed prior to the signing of the employment agreement, the stipend shall be paid within 6 months of the signing of the employment agreement or under terms mutually agreed upon between Mr. Estrada and the Company. The stipend for acquisitions is subject to review and approval by the Board of Directors of the Company on an annual basis commencing August 1, 2019.

(3) Up-Listing Stipend. Mr. Estrada shall receive a one-time payment of $60,000 upon the Company listing on a primary stock exchange (e.g., NASDAQ or NYSE American). Mr. Estrada may elect to receive common stock in the Company in lieu of a cash payment for this up-listing stipend or apply the stipend towards the exercise of vested stock options in a cash-less transaction. The stipend shall be considered fully earned upon initial listing in a primary stock exchange and paid within 10 business days from such event.

(4) Signing Bonus Stock Options. In fiscal year 2019, Mr. Estrada received 520,000 stock options as of the effective date of the employment agreement. The stock options have already vested.

(5) Additional Compensation. In the event of a Spin-Off, Mr. Estrada shall be entitled to receive 1.25% of the consideration payable to, and/or received by, the Company or its shareholders in a Spin-Off (calculated and paid from the total shares or cash to be distributed), which payment shall be made to Mr. Estrada on the closing of the Spin-Off date.

(6) Severance Benefits. In the event that Mr. Estrada’s employment is terminated by for Good Reason, the Company shall (A) pay Mr. Estrada a cash amount equal to his base salary for a period of twelve (12) months plus one (1) month for each year of employment with the Company; (B) continue coverage under Company’s group health, life and disability plan and contribute the Company’s cost of such coverage for a period of twelve (12) months plus one (1) month for each year of employment by the Company (or pay such amount to Mr. Estrada as reimbursement for the costs of continuing coverage under COBRA or obtaining comparable independent coverage); and (C) all options, grants, or other rights issued to Mr. Estrada under the Company’s Stock Compensation Plan, incentive compensation plan, or other benefit plans shall immediately vest and be exercisable for the lesser of twelve (12) months plus one (1) month for each year of employment or the remaining term of such rights, whichever is less.

Craig K. Clement serves as our Executive Chairman of the Board of Directors and is currently the interim CEO while Mr. Smith is out on temporary medical leave (effective October 6, 2023). On February 14, 2019, the Company entered into an employment agreement with Mr. Clement, which set his annual salary at $210,000. Mr. Clement’s salary was increased by $2,500 a month effective October 2023 during the period Mr. Clement serves as interim CEO as a result of Mr. Smith’s temporary medical leave of absence. During fiscal year 2020 the Board of Directors approved the issuance of common stock in lieu of cash compensation equivalents up to 50% of Mr. Clement’s annual salary. No other cash compensation is presently being paid to Mr. Clement.

Below are other compensation and benefits for Mr. Clement in accordance with his employment agreement:

(1) Stock Grant. In fiscal year 2019, Mr. Clement received at the execution of the employment agreement 550,000 shares of common stock. The Stock Grant vested during fiscal year 2022 upon the Company achieving $15 million in annualized revenue.

(2) Mr. Clement will receive a one-time cash bonus of $100,000 upon the Company’s common shares reaching a $4.00 trading price per share for l0 consecutive trading days. The $4.00 trading price per share will be adjusted for any forward or reverse split of the Company’s stock. Mr. Clement may elect to receive common stock in the Company in lieu of a cash payment for the share price bonus or apply the bonus towards the exercise of vested stock options in a cash-less transaction.

(3) Up-Listing Stipend. Mr. Clement shall receive a one-time payment of $35,000 upon the Company listing on a primary stock exchange (e.g., NASDAQ or NYSE American). Mr. Clement may elect to receive common stock in the Company in lieu of a cash payment for this up-listing stipend or apply the stipend towards the exercise of vested stock options in a cash-less transaction. The stipend shall be considered fully earned upon initial listing in a primary stock exchange and paid within 10 business days from such event.

(4) Signing Bonus Stock Options. In fiscal year 2019, Mr. Clement received 620,000 stock options as of the effective date of the employment agreement. The stock options have already vested.

(5) Additional Compensation. In the event of a Spin-Off, Mr. Clement shall be entitled to receive 0.75% of the consideration payable to, and/or received by, the Company or its shareholders in a Spin-Off (calculated and paid from the total shares or cash to be distributed), which payment shall be made to Mr. Clement on the closing of the Spin-Off date.

(6) Severance Benefits. In the event that Mr. Clement’s employment is terminated by for Good Reason, the Company shall (A) pay Mr. Clement a cash amount equal to his base salary for a period of twelve (12) months plus one (1) month for each year of employment with the Company; (B) continue coverage under Company’s group health, life and disability plan and contribute the Company’s cost of such coverage for a period of twelve (12) months plus one (1) month for each year of employment by the Company (or pay such amount to Mr. Clement as reimbursement for the costs of continuing coverage under COBRA or obtaining comparable independent coverage); and (C) all options, grants, or other rights issued to Mr. Clement under the Company’s Stock Compensation Plan, incentive compensation plan, or other benefit plans shall immediately vest and be exercisable for the lesser of twelve (12) months plus one (1) month for each year of employment or the remaining term of such rights, whichever is less.

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

Our executive compensation program is intended to be simple and clear, and consists of the following elements (depending on individual performance):

●	Base salary;

●	Annual performance-based cash bonus;

●	Long-term incentives in the form of stock options;

●	Non-standardized Profit-Sharing Plan; and

●	Benefits that are offered to executives on the same basis as our non-executive employees.

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

Annual Performance-Based Cash Bonus. Executives are eligible to receive annual performance-based cash bonuses such as incentive bonuses that are based on achieving specific metrics such as reaching certain revenue levels, increased EBITDA by the Company, and Management Bonus Objectives (“MBO”) goals. These bonuses are approved by the Board of Directors of the Company.

Long-term Incentive Awards. We award long-term incentive compensation to focus our executives on our long-term growth and stockholder return, as well as to encourage our executives to remain with us for the long-term. Long-term incentive awards are primarily in the form of grants of stock options and/or stock award pursuant to our 2015 Equity Compensation Plan (the “Plan”). We selected this form because of the favorable accounting and tax treatment and the expectation of key employees in our industry that they would receive stock options and/or stock grants. We do not have pre-established target award amounts for long-term incentive grants. In determining long-term incentive awards for the Named Executive Officers, our Board of Directors relies on recommendations from our Chief Executive Officer, who considers the individual performance of the executives, the relation of the award to base salary and annual incentive compensation and associated accounting expense. The terms of and amount of awards are made by our Board of Directors in accordance with the 2015 Stock Option Plan.

Non-Standardized Profit-Sharing Plan. We currently provide a Non-Standardized Profit-Sharing Plan, adopted September 15, 2006. Under the plan our employees qualify to participate in the plan after one year of employment. Contributions under the plan are based on 25% of the annual base salary of each eligible employee up to $54,000 per year. Contributions under the plan are fully vested upon funding.

Executive Compensation

The following table sets forth the compensation paid to each of our principal executive officer and our other two most highly compensated executive officers (the “Named Executive Officers”) during the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Total ($)
Arthur L. Smith	2023	$196,944	$-	$-	$72,078	$96,350	$365,372
Chief Executive Officer & Director	2022	$221,641	$-	$-	$-	$352,154	$573,795

Antonio Estrada Jr.	2023	$181,944	$-	$-	$72,078	$88,150	$342,172
Chief Financial Officer	2022	$206,641	$-	$-	$-	$176,077	$382,718

Craig K. Clement	2023	$190,000	$-	$-	$12,902	$-	$202,902
Chairman of the Board of the Board of Directors	2022	$193,238	$-	$-	$-	$-	$193,238

(1)

During the year ended July 31, 2023, Digerati issued 5,447,500 options to its Named Executive Officers to acquire common shares at an exercise price of $0.032. The grant date fair value of the options issued to Mr. Smith, Mr. Estrada, and Mr. Clement, computed in accordance with FASB ASC Topic 718, were $72,078 and $72,078, and $12,902, respectively. The options vested immediately on June 1, 2023, and expire on December 1, 2027.

(2)

During the year ended July 31, 2023, the Company accrued bonuses to Mr. Smith and Mr. Estrada with a value of $96,350 and $88,150, respectively, which was calculated by using half of their annualized salary compensation implemented as of August 1, 2023. The bonuses were the result of achieving certain revenue and EBITDA targets during fiscal year 2023. During the year ended July 31, 2022, the Company accrued compensation to Mr. Smith and Mr. Estrada with a value of $352,154 and $176,077, respectively, as a stipend for completing the acquisitions in December 2021 and February 2022. The Company anticipates paying this incentive compensation during fiscal year 2024.

Our Board of Directors adopted the Plan. Under the Plan, the Board of Directors may grant up to 15.0 million shares of our common stock to our officers, Directors, employees, and consultants. Grants may be in the form of incentive stock options, non-statutory stock options, restricted stock awards, and/or unrestricted stock awards. The number and terms of each award is determined by the Board of Directors, subject to the limitation that the exercise price of any option may not be less than the fair market value of the common stock on the date of grant.

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

OUTSTANDING EQUITY AWARDS AS OF JULY 31, 2023

The following table includes certain information with respect to the value of all unexercised options previously awarded to our Named Executive Officers outstanding at the end of the fiscal year, July 31, 2023. There were no stock awards outstanding at the end of the fiscal year, July 31, 2023.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Option Exercise Price ($)	Option Expiration Date
Arthur L. Smith	300,000	-	$0.110	07/31/2025
	300,000	-	$0.032	12/01/2027
	585,000	-	$0.032	12/01/2027
	795,161	104,839	$0.042	11/17/2025
	2,500,000	-	$0.032	12/01/2027
Antonio Estrada Jr.	300,000	-	$0.110	07/31/2025
	300,000	-	$0.032	12/01/2027
	520,000	-	$0.032	12/01/2027
	706,810	93,190	$0.042	11/17/2025
	2,500,00	-	$0.032	12/01/2027
Craig K. Clement	300,000	-	$0.110	07/31/2025
	300,000	-	$0.032	12/01/2027
	620,000	-	$0.032	12/01/2027
	447,500	-	$0.032	12/01/2027

(1)	During the year ended July 31, 2023, Digerati issued 5,447,500 options to its Named Executive Officers to acquire common shares at an exercise price of $0.032. The grant date fair value of the options issued to Mr. Smith, Mr. Estrada, and Mr. Clement were $242,500, $242,500, and $43,408, respectively. The options vested immediately on June 1, 2023, and expire on December 1, 2027.

(2)	At July 31, 2023, Mr. Smith and Mr. Estrada had 104,839 and 93,190 options, respectively, which will fully vest and become exercisable on November 17, 2023, and expire on November 17, 2025.

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Total ($)
Maxwell A. Polinsky	$12,000	$12,000

Each Director that is not an officer is reimbursed the reasonable out-of-pocket expenses in connection with their travel to attend meetings of the Board of Directors. Each Director that is not an officer was paid $1,000 per month.

Compensation Committee Interlocks and Insider Participation

None of the Company’s executive officers currently serve, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plans

The following table provides information regarding securities that have been or are authorized to be issued under our equity compensation plans as of July 31, 2023.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation plans approved by security holders	-0-	--	-0-

Equity Compensation Plans not approved by security holders	13,805,000	$0.05	-0-

Total	13,805,000	$0.05	-0-

Security Ownership of Certain Beneficial Owners and Management

The following sets forth information as of October 10, 2023, regarding the number of shares of our common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our directors and Executive Officers and (iii) all of our directors and named executive officers as a group.

The number of shares of our common stock and our Series F Super Voting Preferred Stock beneficially owned by each person and entity identified below is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person or entity has sole or shared voting power or dispositive power and also any shares over which the individual or entity has the right to acquire sole or shared voting or dispositive power within 60 days, including through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person and entity identified below has sole voting and dispositive power (or, in the case of individuals, shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name of Beneficial Owner	Common Shares Owned Votes	Vested Warrants and Options (1)	Total Beneficial Ownership	% Of Class (2)	Held via Warrant	Shares of Series F Super Voting Preferred Stock (3)	Votes from Series F Super Voting Preferred Stock (3)	Total Votes (4)	% Of Total Votes
5% HOLDERS
Post Road Special Opportunity Fund II LP	-	34,778,273	34,778,273	17.68%	-	-	-	-	0.00%
Post Road Special Opportunity Fund II Offshore LP	-	11,174,485	11,174,485	6.46%	-	-	-	-	0.00%
INDIVIDUAL OFFICERS AND DIRECTORS
Arthur L. Smith	11,474,355	4,480,161	15,954,516	9.59%	-	34	55,393,373	66,867,728	20.58%
Chief Executive Officer & Director

Antonio Estrada Jr.	10,087,936	4,326,810	14,414,746	8.67%	-	33	53,764,156	63,852,092	19.66%
Chief Financial Officer
Craig K. Clement	9,826,444	1,667,500	11,493,944	7.03%	-	33	53,764,156	63,590,600	19.58%
Chairman of the Board of Directors
Maxwell A. Polinsky	81,594	1,272,500	1,354,094	*	-	-	-	81,594	*
Director

ALL EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP	31,470,329	11,746,971	43,217,300	25.29%	-	100	162,921,685	194,392,014	59.82%

*	Less than 1%

(1)

Vested options are based on 11,746,971 vested stock options as of October 10, 2023 for all officers, directors, and beneficial owners.

Vested warrants represent twenty-five percent (25%) of the Company’s shares that are currently outstanding including the shares issuable to Post Road Special Opportunity Fund II LP (the “PRG Fund”) and Post Road Special Opportunity Fund II Offshore LP (the “PRF Offshore Fund”) pursuant to the exercise of the warrant first issued to the PRG Fund on November 17, 2020. The 107,701,179 warrant shares that PRG Fund reported it owned in the Schedule 13D it filed on November 27, 2020 (as amended on March 17, 2021 to reflect a transfer of 24.32% of the warrant to the PRF Offshore Fund as a result of which a new warrant was issued (the “New Warrant”) for the other 75.68% of the original warrant and as amended on July 13, 2021 to reflect a transfer of 13.19% of the New Warrant to the PRF Offshore Fund; the PRG Fund owns a warrant for 65.7% of the original amount and the PRF Offshore Fund owns a warrant for 34.3% of the original amount) represents twenty-five percent (25%) of the total shares of common stock, calculated on a fully diluted basis, which assumes future share issuances that are not certain or not yet contractually obligated to be issued. In addition, twenty-five percent (25%) of the 107,701,179 warrant shares are not yet vested and subject to forfeiture if the Company achieves certain performance targets which, if achieved, would result in the warrant being exercisable into twenty percent (20%) of the common stock, calculated on a fully-diluted basis as described above. If the minority stockholders of T3 Nevada convert their T3 Nevada shares into shares of the common stock, the number of shares into which the warrant may be exercised would also be decreased such that, if the Company also achieves certain performance targets, the warrant would be exercisable into fifteen percent (15%) of the common stock, calculated on a fully-diluted basis as described above. T3 Nevada’s minority stockholders have an obligation to (and may not otherwise) convert their T3 Nevada shares into shares of the common stock upon being asked to do so by the Company at any time after our common stock has a current market price of $1.50 or more per share for 20 consecutive trading days.

(2)	Based on 161,921,685 shares of common stock outstanding, 11,746,971 vested stock options, and 45,952,758 vested warrants as of October 10, 2023.

(3)

Holders of the Series F Preferred Stock shall be entitled to vote on all matters subject to a vote or written consent of the holders of the Corporation’s common stock, and on all such matters, the shares of Series F Preferred Stock shall be entitled to that number of votes equal to the number of votes that all issued and outstanding shares of common stock and all other securities of the Corporation are entitled to, as of any such date of determination, on a fully diluted basis, plus one million (1,000,000) votes.

(4)	Total votes excludes 11,746,971 vested stock options and 45,952,758 vested warrants as of October 10, 2023.

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

Our Board of Directors has determined that Digerati is a “controlled company” under NYSE rules because more than 50% of our voting stock is held by management. As a controlled company, we are not required to have majority of independent directors, a fully independent nomination committee, or a fully independent compensation committee. Digerati takes advantage of these exemptions.

The Board has determined that Mr. Maxwell A. Polinsky satisfies the independence requirements in the NYSE Manual because the Board affirmatively determined that he has no material relationship with the Company, either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company.

Transactions with Related Persons. Since the beginning of the Company’s last fiscal year, there have been no transactions between the Company and any related persons in which the amount involved exceed the lesser of $120,000, or 1%, of the average of the Company’s total assets at fiscal year end for the last two completed fiscal years, except as disclosed below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Committee Policy Regarding Pre-Approval of Audit and Permissible Non-Audit Services of Our Independent Registered Public Accounting Firm

Our Board of Directors (Mr. Polinsky serves as the Audit Committee Financial Expert) who performs all the functions of the audit committee has established a policy that generally requires that all audit and permissible non-audit services provided by the Company’s independent registered public accounting firm be pre-approved by the Audit Committee. These services may include audit services, audit-related services, tax services and other services. From the time that the pre-approval requirements became effective, all permissible non-audit services provided by the Company’s independent registered public accounting firm have been pre-approved by the Company’s Audit Committee. Our Audit Committee has considered whether the provision of services under the heading “All Other Fees” is compatible with maintaining the accountants’ independence and determined that it is consistent with such independence.

In connection with the audit of the 2023 financial statements, the Company entered into an engagement agreement with MaloneBailey, LLP (“MaloneBailey”) which sets forth the terms by which MaloneBailey will perform audit services for the Company.

The fees listed in the table below under Audit Fees represent fees billed by MaloneBailey for services provided to the Company in connection with the audits of our financial statements for the fiscal years ended July 31, 2023 and 2022, reviews of the financial statements included in each of our quarterly reports on Form 10-Q, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements during those years. Audit-Related Fees listed in the table below represent fees billed by MaloneBailey for services provided to the Company in connection with work performed related to Form S-4 preparation and review for the years ended July 31, 2023 and 2022.

Description of Fees	2023	2022

Audit Fees	$345,000	$300,000
Audit-Related Fees	61,000	18,000
Tax fees	-	-
All Other Fees	-	-
Total	$406,000	$318,000

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are exhibits to this report.

Number	Description
2.1	Amendment No. 1 to Business Combination Agreement, dated as of February 14, 2023 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on February 17, 2023).
2.2	Amendment No. 2 to Business Combination Agreement, dated as of February 24, 2023 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on March 1, 2023).
2.3	Amendment No. 3 to Business Combination Agreement, dated as of May 1, 2023 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on May 5, 2023).
2.4	Amendment No. 4 to Business Combination Agreement, dated as of May 30, 2023 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on June 5, 2023).
3.1	Second Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to Form 8-K filed on April 29, 2021).
3.2	Second Amended and Restated Bylaws, effective as of January 13, 2015 (filed as Exhibit 3.1 to Form 8-K filed on January 21, 2015).
3.3	Certificate of Designation of Series A Convertible Preferred Stock (filed as Exhibit 3.4 to the Annual Report on Form 10-K filed on October 29, 2020).
3.4	Certificate of Correction to the Series A Convertible Preferred Stock Certificate of Designation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on June 21, 2022).
3.5	Certificate of Designation of Series B Convertible Preferred Stock (filed as Exhibit 3.5 to the Annual Report on Form 10-K filed on October 29, 2020).
3.6	Certificate of Designation of Series C Convertible Preferred Stock (filed as Exhibit 3.6 to the Annual Report on Form 10-K filed on October 29, 2020).
3.7	Certificate of Designation of Series F Super Voting Preferred Stock (filed as Exhibit 3.7 to the Annual Report on Form 10-K filed on October 29, 2020).
4.1	Warrant to Purchase Shares of Common Stock Issued to Post Road Administrative LLC, dated November 17, 2020 (filed as Exhibit 4.4 to Form 8-K filed with the SEC on November 23, 2020).
4.2	Amended and Restated Term Loan A Note, dated December 20, 2021 (filed as Exhibit 4.6 to the Quarterly Report on Form 10-Q filed with the SEC on March 17, 2022).
4.3	Term Loan C Note for $10,000,000 issued by T3 Communications, Inc. to Post Road Special Opportunity Fund II LP, dated February 4, 2022. (filed as Exhibit 4.3 to the Form 8-K filed with the SEC on February 10, 2022).
4.4	Form of Unsecured Convertible Promissory Note for a Total of $2,000,000 by T3 Communications, Inc. to the Next Level Sellers, dated February 4, 2022. (filed as Exhibit 4.2 to the Form 8-K filed with the SEC on February 10, 2022).
4.5	Convertible Promissory Note for $165,000 with Lucas Ventures, LLC dated July 27, 2022 (filed as Exhibit 4.1 to the Annual Report on Form 10-K filed on October 31, 2022).
4.6	Convertible Promissory Note for $75,000 with Tysadco Partners, LLC dated September 12, 2022 (filed as Exhibit 4.2 to the Annual Report on Form 10-K filed on October 31, 2022).
4.7	Convertible Promissory Note for $165,000 with Lucas Ventures, LLC dated October 3, 2022 (filed as Exhibit 4.3 to the Annual Report on Form 10-K filed on October 31, 2022).
4.8	Promissory Note for $150,000 with Derek and Thalia Gietzen dated October 4, 2022 (filed as Exhibit 4.4 to the Annual Report on Form 10-K filed on October 31, 2022).
4.9	Convertible Promissory Note for $275,000 with Platinum Point Capital, LLC dated October 10, 2022 (filed as Exhibit 4.5 to the Annual Report on Form 10-K filed on October 31, 2022).
4.10	Convertible Promissory Note for $350,000 with 3BRT Investments dated October 31, 2022 (filed as Exhibit 4.5 to the Quarterly Report on Form 10-Q filed on December 15, 2022).
4.11	Convertible Promissory Note for $28,500 with LGH Investments dated October 27, 2022 (filed as Exhibit 4.6 to the Quarterly Report on Form 10-Q filed on December 15, 2022).
4.12	Convertible Promissory Note for $71,500 Platinum Point dated October 10, 2022 (filed as Exhibit 4.7 to the Quarterly Report on Form 10-Q filed on December 15, 2022).
4.13	Amendment 1 Convertible Promissory Note for $15,000 with Tysadco Partners, LLC, dated September 16, 2022 (extension of maturity date) (filed as Exhibit 4.8 to the Quarterly Report on Form 10-Q filed on December 15, 2022)..
4.14	Amendment 1 Convertible Promissory Note for $15,000 with Tysadco Partners, LLC, dated September 22, 2022 (extension of maturity date) (filed as Exhibit 4.9 to the Quarterly Report on Form 10-Q filed on December 15, 2022).
4.15	Amendment 1 Convertible Promissory Note for $30,000 with Tysadco Partners, LLC, dated September 16, 2022 (extension of maturity date) (filed as Exhibit 4.10 to the Quarterly Report on Form 10-Q filed on December 15, 2022).
4.16	Amendment 1 Convertible Promissory Note for $30,000 with LGH Investments, LLC, dated October 21, 2022 (extension of maturity date) (filed as Exhibit 4.11 to the Quarterly Report on Form 10-Q filed on December 15, 2022).
4.17	Amendment 1 Convertible Promissory Note for $30,000 with Lucas Ventures, LLC, LLC, dated October 21, 2022 (extension of maturity date) (filed as Exhibit 4.12 to the Quarterly Report on Form 10-Q filed on December 15, 2022).
4.18	Convertible Promissory Note for $1,670,000 Mast Hill Fund, L.P. dated November 22, 2022 (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on December 2, 2022).
4.19	Form of Promissory Note issued by Digerati Technologies, Inc. to the Three December Investors, dated December 12th, 20th, and 22nd, 2022 (filed as Exhibit 4.2 to the Current Report on Form 8-K filed on February 7, 2023).

4.20	Amendment 5 to Convertible Promissory Note for $30,000 with LGH Investments dated December 23, 2022 (extension of maturity date) (filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q filed on March 17, 2023).
4.21	Amendment 4 to Convertible Promissory Note for $25,000 with Lucas Ventures, LLC, dated December 23, 2022 (extension of maturity date) (filed as Exhibit 4.4 to the Quarterly Report on Form 10-Q filed on March 17, 2023).
4.22	Promissory Note for $100,000 with Derek and Thalia Gietzen dated December 29, 2022 (filed as Exhibit 4.5 to the Quarterly Report on Form 10-Q filed on March 17, 2023)
4.23	Convertible Promissory Note for $110,000 LGH Investments, LLC dated January 13, 2023 (filed as Exhibit 4.6 to the Quarterly Report on Form 10-Q filed on March 17, 2023).
4.24	Form of Convertible Promissory Note issued by Digerati Technologies, Inc. to the January Investors, dated January 24, 2023 (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 7, 2023).
4.25	Amendment 2 to Convertible Promissory Note for $30,000 with LGH Investments, LLC, dated January 30, 2023 (extension of maturity date) (filed as Exhibit 4.8 to the Quarterly Report on Form 10-Q filed on March 17, 2023).
4.26	Amendment 2 to Convertible Promissory Note for $30,000 with Lucas Ventures, LLC, dated January 30, 2023 (extension of maturity date) (filed as Exhibit 4.9 to the Quarterly Report on Form 10-Q filed on March 17, 2023).
4.27	Warrant to Purchase Shares of Common Stock, dated November 22, 2022 (filed as Exhibit 4.2 to the Current Report on Form 8-K filed on December 2, 2022).
4.28	Form of Warrant to Purchase Shares of Common Stock, issued in December 2022 (filed as Exhibit 4.3 to the Current Report on Form 8-K filed on February 7, 2023).
4.29	Convertible Promissory Note for $110,000 with LGH Investments, LLC dated March 7, 2023 (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on April 6, 2023).
4.30	Convertible Promissory Note for $192,000 with Mast Hill Fund, L.P. dated March 17, 2023 (filed as Exhibit 4,2 to the Quarterly Report on Form 10-Q filed on June 15, 2023).
4.31	Convertible Promissory Note for $275,000 with MGR Limited Partnership dated April 14, 2023 (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on May 15, 2023).
4.32	Amendment 3 to Convertible Promissory Note for $50,000 with Tysadco Partners, LLC, dated February 1, 2023 (extension of maturity date) (filed as Exhibit 4.4 to the Quarterly Report on Form 10-Q filed on June 15, 2023).
4.33	Amendment 3 to Convertible Promissory Note for $50,000 with Tysadco Partners, LLC, dated April 14, 2023 (extension of maturity date) (filed as Exhibit 4.5 to the Quarterly Report on Form 10-Q filed on June 15, 2023).
4.34	Amendment 5 to Convertible Promissory Note for $25,000 with Lucas Ventures, LLC dated March 30, 2023 (extension of maturity date) (filed as Exhibit 4.6 to the Quarterly Report on Form 10-Q filed on June 15, 2023).
4.35	Amendment 2 to Convertible Promissory Note for $18,000 with Tysadco Partners, LLC dated February 28, 2023 (extension of maturity date) (filed as Exhibit 4.7 to the Quarterly Report on Form 10-Q filed on June 15, 2023).
4.36	Amendment 2 to Convertible Promissory Note for $18,000 with Tysadco Partners, LLC dated March 29, 2023 (extension of maturity date) (filed as Exhibit 4.8 to the Quarterly Report on Form 10-Q filed on June 15, 2023).
4.37	Amendment 2 to Convertible Promissory Note for $30,000 with Tysadco Partners, LLC dated April 29, 2023 (extension of maturity date) (filed as Exhibit 4.9 to the Quarterly Report on Form 10-Q filed on June 15, 2023).
4.38	Amendment 2 to Convertible Promissory Note for $30,000 with Lucas Ventures, LLC dated April 25, 2023 (extension of maturity date) filed as Exhibit 4.10 to the Quarterly Report on Form 10-Q filed on June 15, 2023).
4.39	[Reserved]
4.40	Form of Warrant Agreement with Mast Hill Fund, L.P. dated March 17, 2023 (filed as Exhibit 4.12 to the Quarterly Report on Form 10-Q filed on June 15, 2023)).
4.41	Form of Warrant Agreement with 3BRT Investments, LP dated March 30, 2023 (filed as Exhibit 4.13 to the Quarterly Report on Form 10-Q filed on June 15, 2023).
4.42	Amendment 3 to Convertible Promissory Note for $117,467 with ClearThink Capital Partners, LLC dated May 24, 2023 (extension of first principal payment) (filed as Exhibit 4.14 to the Quarterly Report on Form 10-Q filed on June 15, 2023).
4.43	Amendment 1 to Convertible Promissory Note for $660,000 with Graham A. Gardner dated June 1, 2023 (extension of maturity date) (filed as Exhibit 4.15 to the Quarterly Report on Form 10-Q filed on June 15, 2023).
4.44	Amendment 1 to Convertible Promissory Note for $660,000 with Blue Ocean Investments, LLC dated June 1, 2023 (extension of maturity date) (filed as Exhibit 4.16 to the Quarterly Report on Form 10-Q filed on June 15, 2023).
4.45	Convertible Promissory Note for $55,000 with Lucas Ventures, LLC dated May 9, 2023 (filed as Exhibit 4.2 to the Current Report on Form 8-K filed on May 15, 2023).
4.46	Description of Securities (filed as Exhibit 4.5 to the Annual Report on Form 10-K filed on October 31, 2022).
4.47*	Amendment 2 to Convertible Promissory Note for $660,000 with Graham A. Gardner dated September 6, 2023 (extension of maturity date).
4.48*	Amendment 2 to Convertible Promissory Note for $660,000 with Blue Ocean Investments, LLC dated September 6, 2023 (extension of maturity date).
10.1+	Form of stock award agreement under the Company’s 2015 Stock Compensation Plan for grants to qualifying employees’ 401K Retirement Accounts (filed as Exhibit 10.7 to Form 8-K filed on January 21, 2015 (File No. 001-15687)).
10.2+	Employment Agreement between the Registrant and Craig K. Clement, dated as of February 14, 2019. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on March 18, 2019).

10.3+	Employment Agreement between the Registrant and Arthur L. Smith, dated as of February 14, 2019. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on March 18, 2019).
10.4+	Employment Agreement between the Registrant and Antonio Estrada Jr., dated as of February 14, 2019. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on March 18, 2019).
10.5	Securities Purchase Agreement for $165,000 with Lucas Ventures, LLC dated July 27, 2022 (filed as Exhibit 10.5 to the Annual Report on Form 10-K filed on October 31, 2022).
10.6	Securities Purchase Agreement for $165,000 with Lucas Ventures, LLC dated October 3, 2022 (filed as Exhibit 10.6 to the Annual Report on Form 10-K filed with SEC on October 31, 2022).
10.7	Securities Purchase Agreement for $275,000 with Platinum Point Capital, LLC dated October 10, 2022 (filed as Exhibit 10.7 to the Annual Report on Form 10-K filed with SEC on October 31, 2022).
10.8	Credit Agreement by and among T3 Communications, Inc., the Subsidiaries of T3 Communications, Post Road Administrative LLC, and Post Road Special Opportunity Fund II LP, dated November 17, 2020 (filed as Exhibit 10.2 to Form 8-K filed with the SEC on November 23, 2020).
10.9	Guaranty and Collateral Agreement by and among T3 Communications, Inc., the Subsidiaries of T3 Communications, And Post Road Administrative LLC, dated November 17, 2020 (filed as Exhibit 10.3 to Form 8-K filed with the SEC on November 23, 2020).
10.10	Pledge Agreement made by T3 Communications, Inc. in favor of Post Road Administrative LLC, dated November 17, 2020 (filed as Exhibit 10.4 to Form 8-K filed with the SEC on November 23, 2020).
10.11	Tag-Along Agreement by and among the Company’s Executives and Post Road, dated November 17, 2020 (filed as Exhibit 10.5 to Form 8-K filed with the SEC on November 23, 2020).
10.12	Board Observer Agreement by and between the Company and Post Road, dated November 17, 2020 (filed as Exhibit 10.6 to Form 8-K filed with the SEC on November 23, 2020).
10.13	First Amendment to Credit Agreement by and among T3 Communications, Inc., the Subsidiaries of T3 Communications, Post Road Administrative LLC, and Post Road Special Opportunity Fund II LP, dated December 20, 2021 (filed as Exhibit 4.5 to the Quarterly Report on Form 10-Q filed with the SEC on March 17, 2022).
10.14	Joinder and Second Amendment to Credit Agreement by and among T3 Communications, Inc., the Subsidiaries of T3 Communications (including Next Level Internet, Inc.), Post Road Administrative LLC, and Post Road Special Opportunity Fund II LP, dated February 4, 2022. (filed as Exhibit 10.2 to the Form 8-K filed with the SEC on February 10, 2022).
10.15	Forbearance Agreement and Third Amendment to Credit Agreement by and among T3 Communications, Inc., the Subsidiaries of T3 Communications (including Next Level Internet, Inc.), Post Road Administrative LLC, and Post Road Special Opportunity Fund II LP, dated June 13, 2022 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on June 21, 2022).
10.16	Asset Purchase Agreement, dated December 31, 2021, by and between Skynet Telecom LLC, Shift8 Networks, Inc., Digerati Technologies, Inc, Paul Golibart, and Jerry Ou (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on January 6, 2022).
10.17	Employment Agreement dated December 31, 2021, by and between Shift8 Networks, Inc. and Paul Golibart (filed as Exhibit 10.2 to the Form 8-K filed with the SEC on January 6, 2022).
10.18	Employment Agreement, dated December 31, 2021, by and between Shift8 Networks, Inc. and Jerry Ou (filed as Exhibit 10.3 to the Form 8-K filed with the SEC on January 6, 2022).
10.19	Equity Purchase Agreement by and among the Company, T3 Communications, Inc., and the Sellers of Next Level Internet, Inc. (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on February 10, 2022).
10.20	Securities Purchase Agreement for $38,500 with LGH Investments dated October 27, 2022 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on March 17, 2023).
10.21	Securities Purchase Agreement for $71,500 Lucas Ventures, LLC dated October 27, 2022 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on March 17, 2023).
10.22	Securities and Purchase Agreement by and between Digerati Technologies, Inc. and the Investor, dated November 22, 2022 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 2, 2022).
10.23	Form of Securities Purchase Agreement by and between Digerati Technologies, Inc. and the Three December Investors, dated December 12th, 20th, and 22nd, 2022 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 7, 2023).
10.24	Securities Purchase Agreement for $110,000 LGH Investments, LLC dated January 13, 2023 (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on March 17, 2023).
10.25	Forbearance Agreement to Equity Purchase Agreement by T3 Communications, Inc. and Jeffery Posner dated January 3, 2023 (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on March 17, 2023).
10.26	Forbearance Agreement to Equity Purchase Agreement by T3 Communications, Inc. and The Jerry and Lisa Morris Revocable Trust dated January 3, 2023 (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on March 17, 2023).
10.27	Registration Rights Agreement by and between Digerati Technologies, Inc. and the Investor, dated November 22, 2022 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on December 2, 2022).
10.28	Form of Registration Rights Agreement by and between Digerati Technologies, Inc. and the Three December Investors, dated December 12th, 20th, and 22nd, 2022 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on February 7, 2023).

10.29	Amendments 2 and 3 to the Securities Purchase Agreement by Skynet Telecom, LLC dated December 5, 2022 and March 9, 2023 (filed as Exhibit 10.10 to the the Quarterly Report on Form 10-Q filed with the SEC on March 17, 2023).
10.30	Fifth Amendment to Credit Agreement by and among T3 Communications, Inc., the Subsidiaries of T3 Communications (including Next Level Internet, Inc.), Post Road Special Opportunity Fund II LP, and Post Road Administrative LLC, dated as of March 13, 2023. (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q filed with the SEC on March 17, 2023).
10.31	Forbearance Agreement to Equity Purchase Agreement by T3 Communications, Inc. and The Jerry and Lisa Morris Revocable Trust dated March 7, 2023 (filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q filed with the SEC on March 17, 2023).
10.32	Forbearance Agreement to Equity Purchase Agreement by T3 Communications, Inc. and Jeffery Posner dated March 7, 2023 (filed as Exhibit 10.13 to the Quarterly Report on Form 10-Q filed with the SEC on March 17, 2023).
10.33	Securities Purchase Agreement for $110,000 LGH Investments dated March 7, 2023 (filed as Exhibit 10.1 to the Current Report on Form 8- K filed on April 6, 2023).
10.34	Securities Purchase Agreement for $192,000 Mast Hill dated March 17, 2023 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on June 15, 2023).
10.35	Amendment 4 to the Securities Purchase Agreement by Skynet Telecom, LLC dated May 10, 2023 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on June 15, 2023).
10.36+	Amendment to the Company’s 2015 Equity Compensation Plan dated May 25, 2023 (increases the number of Common Shares available for Stock Option grants) (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on June 15, 2023).
10.37	Forbearance Agreement to Equity Purchase Agreement by T3 Communications, Inc. and The Jerry and Lisa Morris Revocable Trust dated May 1, 2023 (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on June 15, 2023).
10.38	Forbearance Agreement to Equity Purchase Agreement by T3 Communications, Inc. and Jeffery Posner dated May 1, 2023 (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on June 15, 2023).
10.39	Consent, Limited Waiver and Fourth Amendment to Credit Agreement and Amendment to Notes by and among T3 Communications, Inc., the Subsidiaries of T3 Communications (including Next Level Internet, Inc.), Post Road Special Opportunity Fund II LP, and Post Road Administrative LLC, dated as of February 3, 2023 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 9, 2023).
10.40	Fifth Amendment to Credit Agreement by and among T3 Communications, Inc., the Subsidiaries of T3 Communications (including Next Level Internet, Inc.), Post Road Special Opportunity Fund II LP, and Post Road Administrative LLC, dated as of March 13, 2023 (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q filed on March 17, 2023).
10.41	Sixth Amendment to Credit Agreement and Amendment to Notes by and among T3 Communications, Inc., the Subsidiaries of T3 Communications (including Next Level Internet, Inc.), Post Road Special Opportunity Fund II LP and Post Road Administrative LLC, dated as of April 3, 2023 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 6, 2023.
10.42	Seventh Amendment to Credit Agreement and Amendment to Notes by and among T3 Communications, Inc. the Subsidiaries of T3 Communications (including Next Level Internet, Inc.), Post Road Special Opportunity Fund II LP and Post Road Administrative LLC, dated as of May 1, 2023 with an effective date of April 28, 2023 (filed as Exhibit 10.01 to the Current Report on Form 8-K filed on May 12, 2023).
10.43	Securities Purchase Agreement for $55,000 with Lucas Ventures, LLC dated May 9, 2023 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 15, 2023).
10.44*	Second Forbearance Agreement, Amendment to Loan Documents and Limited Consent, dated November 22, 2023 with effect from November 2, 2023, by and among Verve Cloud, Inc. (formerly known as T3 Communications, Inc.), the guarantors named therein, Digerati Technologies, Inc., Post Road Administrative LLC, and Post Road Special Opportunity Fund II LP.
10.45*	Form of Extension and Forbearance Agreement, dated as of November 22, 2023, between Digerati Technologies, Inc. and the noteholder named therein.
10.46+	Digerati Technologies, Inc. 2015 Equity Compensation Plan (filed as Exhibit 4.1 to Form S-8 filed on November 17, 2015 (File No. 333-208089)).
10.47	Letter Agreement to Credit Agreement, dated August 16, 2023 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 21, 2023).
21.1*	Subsidiary List
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of our Interim Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of our Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of our Interim Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of our Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
+	Management compensatory plan, contract, or arrangement

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.

Date: November 24, 2023	By:	/s/ Craig K. Clement
Craig K. Clement
Chairman of the Board of Directors & Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Antonio Estrada Jr.	Principal Accounting Officer	November 24, 2023
Antonio Estrada Jr.	Principal Finance Officer

/s/ Craig K. Clement	Chairman of the Board of Directors & Interim	November 24, 2023
Craig K. Clement	Chief Executive Officer

/s/ Maxwell A. Polinsky	Director	November 24, 2023
Maxwell A. Polinsky