Form 10-Q
period 2024-04-30
Digerati Technologies, Inc.
filed 2024-06-14
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Number of Shares	Class:	As of:
179,734,434	Common Stock $0.001 par value	June 14, 2024

DIGERATI TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED APRIL 30, 2024

i

DIGERATI TECHNOLOGIES, INC.

CONTENTS

PAGE 1	CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 2024 AND JULY 31, 2023 (UNAUDITED)

PAGE 2	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2024 AND 2023 (UNAUDITED)

PAGE 3-4	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2024 AND 2023 (UNAUDITED)

PAGE 5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2024 AND 2023 (UNAUDITED)

PAGES 6-33	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ii

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	April 30,	July 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$969	$924
Accounts receivable, net	1,268	749
Prepaid and other current assets	896	650
Total current assets	3,133	2,323

LONG-TERM ASSETS:
Intangible assets, net	10,608	12,211
Goodwill	19,380	19,380
Property and equipment, net	1,093	1,346
Other assets	534	437
Investment in Itellum	185	185
Right-of-Use assets - financing	1,366	578
Right-of-Use assets - operating	944	1,912
Total assets	$37,243	$38,372

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$4,240	$5,373
Accrued liabilities	10,746	9,877
Equipment financing	595	228
Convertible note payable, current, net of discount of $317 and $960, respectively	7,784	8,216
Note payable, current, related party, current, net of discount of $1 and $0, respectively	514	500
Note payable, current, net of discount of $1,317 and $60, respectively	46,135	36,497
Revolving credit facility	2,000	-
Acquisition payable, net of discount of $2 and $0, respectively	1,028	1,000
Deferred income	1,070	1,124
Derivative liability	5,173	4,125
Operating lease liability, current	518	662
Total current liabilities	79,803	67,602

LONG-TERM LIABILITIES:
Equipment financing	769	354
Operating lease liability, net of current portion	465	1,320
Total long-term liabilities	1,234	1,674

Total liabilities	81,037	69,276

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001, 50,000,000 shares authorized
Convertible Series A Preferred stock, $0.001, 1,500,000 shares designated, 0 issued and outstanding, respectively	-	-
Convertible Series B Preferred stock, $0.001, 1,000,000 shares designated, 425,442 and 425,442 issued and outstanding, respectively	-	-
Convertible Series C Preferred stock, $0.001, 1,000,000 shares designated, 55,400 and 55,400 issued and outstanding, respectively	-	-
Series F Super Voting Preferred stock, $0.001, 100 shares designated, 100 and 100 issued and outstanding, respectively	-	-
Common stock, $0.001, 500,000,000 shares authorized, 179,734,434 and 160,931,685 issued and outstanding (122,000,000 and 109,000,000, respectively, reserved in Treasury)	180	161
Additional paid in capital	94,845	93,911
Accumulated deficit	(133,854)	(121,684)
Other comprehensive income	1	1
Total Digerati’s stockholders’ deficit	(38,828)	(27,611)
Noncontrolling interest	(4,966)	(3,293)
Total stockholders’ deficit	(43,794)	(30,904)
Total liabilities and stockholders’ deficit	$37,243	$38,372

See accompanying notes to unaudited consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
OPERATING REVENUES:
Cloud software and service revenue	$7,430	$7,837	$22,649	$23,908

Total operating revenues	7,430	7,837	22,649	23,908

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	2,912	2,879	8,123	8,698
Selling, general and administrative expense	4,067	4,322	12,431	12,921
Legal and professional fees	621	681	2,784	2,311
Bad debt expense	93	37	208	106
Depreciation and amortization expense	908	993	2,720	2,912
Total operating expenses	8,601	8,912	26,266	26,948

OPERATING LOSS	(1,171)	(1,075)	(3,617)	(3,040)

OTHER INCOME (EXPENSE):
Gain (loss) on derivative instruments	(467)	2,120	(1,048)	2,893
Gain (loss) on extinguishment of debt	(816)	55	(915)	55
Other income (expense)	88	(1)	37	455
Interest expense	(2,920)	(3,701)	(8,184)	(8,137)
Income tax expense	(46)	(51)	(109)	(128)
Total other income (expense)	(4,161)	(1,578)	(10,219)	(4,862)

NET LOSS	(5,332)	(2,653)	(13,836)	(7,902)

Less: Net loss attributable to the noncontrolling interests	803	409	1,666	898
NET LOSS ATTRIBUTABLE TO DIGERATI’S SHAREHOLDERS	(4,529)	(2,244)	(12,170)	(7,004)

Deemed dividend on Series A Convertible preferred stock	-	-	-	(8)
NET LOSS ATTRIBUTABLE TO DIGERATI’S COMMON SHAREHOLDERS	$(4,529)	$(2,244)	$(12,170)	$(7,012)

LOSS PER COMMON SHARE – BASIC & DILUTED	$(0.03)	$(0.01)	$(0.07)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC & DILUTED	176,182,237	153,785,787	167,357,959	148,462,169

See accompanying notes to unaudited consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED APRIL 30, 2024

(In thousands, except for share amounts, unaudited)

	Equity Digerati’s Shareholders
	Preferred
	Convertible								Common		Additional		Other
	Series A Shares	Par	Series B Shares	Par	Series C Shares	Par	Series F Shares	Par	Shares	Par	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders Equity	Noncontrolling Interest	Totals
BALANCE, July 31, 2023	-	-	425,442	-	55,400	-	100	-	160,931,685	$161	$93,911	$(121,684)	$1	$(27,611)	$(3,293)	$(30,904)
Stock option expense	-	-	-	-	-	-	-	-	-	-	12	-	-	12	-	12
Common stock issued for debt extension	-	-	-	-	-	-	-	-	990,000	1	41	-	-	42	-	42
Reversal of conversion feature	-	-	-	-	-	-	-	-	-	-	(56)	-	-	(56)	(7)	(63)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(4,085)	-	(4,085)	(395)	(4,480)
BALANCE, October 31, 2023	-	-	425,442	-	55,400	-	100	-	161,921,685	$162	$93,908	$(125,769)	$1	$(31,698)	$(3,695)	$(35,393)
Stock option expense	-	-	-	-	-	-	-	-	-	-	4	-	-	4	-	4
Common stock issued for debt conversion and settlement	-	-	-	-	-	-	-	-	4,813,667	5	284	-	-	289	-	289
Common stock issued for warrant conversion	-	-	-	-	-	-	-	-	8,161,944	8	322	-	-	330	-	330
Beneficial conversion feature on convertible debt - debt discount	-	-	-	-	-	-	-	-	-	-	141	-	-	141	-	141
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,556)	-	(3,556)	(468)	(4,024)
BALANCE, January 31, 2024	-	-	425,442	-	55,400	-	100	-	174,897,296	$175	$94,659	$(129,325)	$1	$(34,490)	$(4,163)	$(38,653)
Common stock issued for debt conversion and settlement	-	-	-	-	-	-	-	-	2,947,404	3	145	-	-	148	-	148
Common stock issued for warrant conversion	-	-	-	-	-	-	-	-	1,889,734	2	41	-	-	43	-	43
Net loss	-	-	-	-	-	-	-	-	-	-	-	(4,529)	-	(4,529)	(803)	(5,332)
BALANCE, April 30, 2024	-	-	425,442	-	55,400	-	100	-	179,734,434	$180	$94,845	$(133,854)	$1	$(38,828)	$(4,966)	$(43,794)

See accompanying notes to unaudited consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED APRIL 30, 2023

(In thousands, except for share amounts, unaudited)

	Equity Digerati’s Shareholders
	Preferred
	Convertible								Common		Additional		Other
	Series A Shares	Par	Series B Shares	Par	Series C Shares	Par	Series F Shares	Par	Shares	Par	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders Equity	Noncontrolling Interest	Totals
BALANCE, July 31, 2022	225,000	-	425,442	-	55,400	-	100	-	142,088,039	$142	$89,487	$(113,393)	$1	$(23,763)	$(2,055)	$(25,818)
Amortization of employee stock options	-	-	-	-	-	-	-	-	-	-	23	-	-	23	-	23
Common stock issued for conversion of Convertible Series A Preferred stock	(25,000)	-	-	-	-	-	-	-	105,723	-	7	-	-	7	-	7
Common stock issued for exercise of warrants	-	-	-	-	-	-	-	-	160,628	-	21	-	-	21	-	21
Common stock issued for debt extension	-	-	-	-	-	-	-	-	2,060,000	2	247	-	-	249	-	249
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	-	-	650,000	1	94	-	-	95	-	95
Dividends accrued	-	-	-	-	-	-	-	-	-	-	(4)	-	-	(4)	-	(4)
Net Loss	-	-	-	-	-	-	-	-	-	-	-	(4,984)	-	(4,984)	(161)	(5,145)
BALANCE, October 31, 2022	200,000	-	425,442	-	55,400	-	100	-	145,064,390	145	$89,875	$(118,377)	$1	$(28,356)	$(2,216)	$(30,572)
Amortization of employee stock options	-	-	-	-	-	-	-	-	-	-	23	-	-	23	-	23
Common stock issued for conversion of Convertible Series A Preferred stock	(175,000)	-	-	-	-	-	-	-	749,327	1	49	-	-	50	-	50
Common stock issued for exercise of warrants	-	-	-	-	-	-	-	-	9,677	-	1	-	-	1	-	1
Common stock issued for debt extension	-	-	-	-	-	-	-	-	1,000,000	1	90	-	-	91	-	91
Common stock issued for debt conversion and settlement	-	-	-	-	-	-	-	-	1,500,000	1	74	-	-	75	-	75
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	-	-	4,164,907	4	256	-	-	260	-	260
Dividends accrued	-	-	-	-	-	-	-	-	-	-	(4)	-	-	(4)	-	(4)
Warrant issued with debt - debt discount	-	-	-	-	-	-	-	-	-	-	667	-	-	667	-	667
Beneficial conversion feature on convertible debt - debt discount	-	-	-	-	-	-	-	-	-	-	1,275	-	-	1,275	-	1,275
Net Loss	-	-	-	-	-	-	-	-	-	-	-	224	-	224	(328)	(104)
BALANCE, January 31, 2023	25,000	-	425,442	-	55,400	-	100	-	152,488,301	$152	$92,306	$(118,153)	$1	$(25,694)	$(2,544)	$(28,238)
Amortization of employee stock options	-	-	-	-	-	-	-	-	-	-	35	-	-	35	-	35
Common stock issued to employees	-	-	-	-	-	-	-	-	1,370,551	1	(1)	-	-	-	-	-
Common stock issued for exercise of warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Common stock issued for debt extension	-	-	-	-	-	-	-	-	2,180,000	2	163	-	-	165	-	165
Common stock issued for debt conversion and settlement	-	-	-	-	-	-	-	-	1,500,000	2	74	-	-	76	-	76
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	-	-	899,500	1	74	-	-	75	-	75
Warrant issued with debt - debt discount	-	-	-	-	-	-	-	-	-	-	170	-	-	170	-	170
Beneficial conversion feature on convertible debt - debt discount	-	-	-	-	-	-	-	-	-	-	126	-	-	126	-	126
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,244)	-	(2,244)	(409)	(2,653)
BALANCE, April 30, 2023	25,000	-	425,442	-	55,400	-	100	-	158,438,352	$158	$92,947	$(120,397)	$1	$(27,291)	$(2,953)	$(30,244)

See accompanying notes to unaudited consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended April 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,836)	$(7,902)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	2,720	2,912
Stock compensation expenses	16	81
Bad debt expense	208	106
Amortization of Right-of-use assets	406	624
Amortization of debt discount	1,756	2,104
(Gain) loss on derivative liabilities	1,048	(2,893)
(Gain) loss on extinguishment of debt	771	(55)
(Gain) on settlement of conversion premium on Notes	-	(466)
Loss on conversion of warrants	144	-
Debt extension fee charged to interest expense	-	689
Common stock issued for debt extension charged to interest expense	42	505
Changes in operating assets and liabilities:
Accounts receivable	(727)	(390)
Prepaid expenses and other current assets	(246)	(213)
Inventory	-	18
Other assets	(97)	(281)
Right of use operating lease liability	(437)	(574)
Accounts payable	807	883
Accrued expenses	6,171	1,406
Deferred income	(54)	346
Net cash used in operating activities	(1,308)	(3,100)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of equipment	(225)	(467)
Net cash used in investing activities	(225)	(467)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from convertible debt, net of original issuance cost and discounts	-	4,491
Borrowings from debt, net of original issuance cost and discounts	2,000	-
Proceeds from the exercise of warrants	-	22
Borrowings from related party notes, net of original issuance cost and discounts	-	250
Principal payments on debt, net	-	(548)
Principal payments on convertible debt, net	-	(520)
Principal payments on related party notes, net	-	(568)
Principal payment on equipment financing	(422)	(72)
Net cash provided by financing activities	1,578	3,055

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	45	(512)
CASH AND CASH EQUIVALENTS, beginning of period	924	1,509

CASH AND CASH EQUIVALENTS, end of period	$969	$997

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$145	$2,995

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for accounts payable settlement	$120	$-
Conversion of convertible notes	$317	$-
Beneficial conversion feature on debt extinguishment	$141	$-
Beneficial conversion feature on convertible note	$-	$1,401
Accounts payable reclassed to debt principal	$9,384	$-
Accrued interest rolled into principal	$-	$1,503
Reduction of Right-of-use liability due to termination of operating leases	$562	$-
Debt discount from debt extinguishment	$2,231	$-
Day 1 (one) recognition of Right-of-use assets for financing leases	$1,205	$524
Debt discount from derivative liabilities	$-	$64
Debt discount from warrant issuances	$-	$837
Common stock issued for debt conversion and settlement	$-	$151
Common Stock issued for the conversion of Preferred Stock Series A	$-	$57
Dividends accrued	$-	$8
Debt discount from common stock issued with debt	$-	$430

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

Digerati Technologies, Inc., a Nevada corporation, through its operating subsidiaries, (i) Verve Cloud, Inc. (formerly known as T3 communications, Inc.), a Nevada corporation (“Verve Cloud Nevada”), (ii) Verve Cloud, Inc. (formerly known as Shift8 Networks, Inc.), a Texas corporation (“Verve Cloud Texas”), (iii) T3 Communications, Inc., a Florida corporation (“T3 Communications”), (iv) Nexogy, Inc., a Florida corporation (“Nexogy”) and (v) NextLevel Internet, Inc., a California corporation (“Next Level” and, together with Verve Cloud Nevada, Verve Cloud Texas, T3 Communications and Nexogy, the “Operating Subsidiaries”), which, as of June 1, 2023, operate as a single business unit under the Verve Cloud name and have locations in Texas, Florida and California, provides cloud services specializing in Unified Communications as a Service (“UCaaS”) and broadband connectivity solutions for the business market. Our product line includes a portfolio of Internet-based telephony products and services delivered through our cloud application platform and session-based communication network and network services including Internet broadband, fiber, mobile broadband, and cloud Wide Area Network (“WAN”) or Software-defined Wide Area Network (“SD WAN”) solutions.

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

Basis of presentation and consolidation

The accompanying unaudited interim consolidated financial statements of Digerati have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the year ended July 31, 2023, contained in the Company’s Annual Report on Form 10-K filed on November 24, 2023, have been omitted.

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

The Company excluded the following securities from the calculation of basic and diluted net loss per share as the effect would have been antidilutive.

	Three months ended April 30,		Nine months ended April 30,
	2024	2023	2024	2023
Stock options to purchase common stock	13,805,000	-	13,805,000	-
Warrants to purchase common stock	107,701,179	-	107,701,179	-
Convertible Preferred Shares	71,893,774	63,458,674	71,893,774	63,458,674
Convertible Debt	115,207,831	85,183,490	115,207,831	85,183,490
Total	308,607,784	148,642,164	308,607,784	148,642,164

Treasury Shares

As a result of entering into various convertible debt instruments which contained a variable conversion feature with no floor, warrants with fixed exercise price, and convertible notes with fixed conversion price or with a conversion price floor, we reserved 122,000,000 treasury shares for consideration for future conversions and exercise of warrants, for convertible notes with fixed conversion price, notes with variable conversion feature with a floor and warrants with a conversion price floor. The Company will evaluate the reserved treasury shares on a quarterly basis, and if necessary, reserve additional treasury shares. As of April 30, 2024, we believe that the treasury shares reserved are sufficient for any future conversions of these instruments. As a result, these debt instruments and warrants are excluded from derivative consideration.

Customers and Suppliers

We rely on various suppliers to provide services in connection with our VOIP and UCaaS offerings. Our customers include businesses in various industries including Healthcare, Banking, Financial Services, Legal, Real Estate, and Construction. We are not dependent upon any single supplier or customer.

During the nine months ended April 30, 2024 and 2023, the Company did not derive revenues of 10% or more from any single customer.

As of April 30, 2024 and July 31, 2023, the Company did not have outstanding accounts receivable comprising 10% or more of our total outstanding accounts receivable from any single customer.

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

Disaggregation of Cloud-based hosted revenues.

Summary of disaggregated revenue is as follows (in thousands):

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2024	2023	2024	2023
Cloud software and service revenue	$7,404	$7,777	$22,564	$23,694
Product revenue	26	60	85	214
Total operating revenues	$7,430	$7,837	$22,649	$23,908

Deferred Income

Deferred income represents billings or payment received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of annual plan subscription services, for services not yet provided as of the balance sheet date. Deferred revenues that will be recognized during the succeeding 12-month period are recorded as current deferred revenues in the consolidated balance sheets, with the remainder recorded as other noncurrent liabilities in the consolidated balance sheets. Deferred income as of April 30, 2024 and July 31, 2023 was $283,781 and $281,294, respectively.

Customer deposits

The Company in some instances requires customers to make deposits for the last month of services, equipment, installation charges and training. As equipment is installed and training takes place, the deposits are then applied to revenue. The deposit for the last month of services is applied to any outstanding balances if services are cancelled. If the customer’s account is paid in full, the Company will refund the full deposit in the month following service termination. As of April 30, 2024 and July 31, 2023, Digerati’s customer deposits balance was $785,863 and $842,956, respectively. The customer deposit balance is included as part of deferred income on the consolidated balance sheets.

Costs to Obtain a Customer Contract

Direct incremental costs of obtaining a contract consisting of sales commissions are deferred and amortized over the estimated life of the customer, which currently averages 36 months. The Company calculates the estimated life of the customer on an annual basis. The Company classifies deferred commissions as prepaid expenses or other noncurrent assets based on the timing of when it expects to recognize the expense. As of April 30, 2024, the Company has $1,041,027 in deferred commissions/contract costs, of which the current portion of $505,818 is included in prepaid and other current assets and the long-term portion of $533,862 in other assets in the consolidated balance sheets. Sales commissions expenses for the nine months ended April 30, 2024 and 2023 were $2,619,764 and $2,050,008, respectively. The costs to obtain customer contract balances are included as part of prepaid expenses and other assets on the consolidated balance sheets.

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

Our derivative liabilities as of April 30, 2024 and July 31, 2023 were $5,173,310 and $4,125,429, respectively.

The following table provides the fair value of the derivative financial instruments measured at fair value using significant unobservable inputs:

		Fair value measurements at reporting date using.
		Quoted prices in active markets for identical liabilities	Significant other observable inputs	Significant unobservable inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Derivative liability at July 31, 2023	$4,125,429	-	-	$4,125,429

Derivative liability at April 30, 2024	$5,173,310	-	-	$5,173,310

The fair market value of all derivatives during the year ended July 31, 2023 was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	169.54% - 178.58%
Risk-free interest rate	3.97% - 5.55%
Expected term	0.25 - 7.30 years

The fair market value of all derivatives during the three months ended April 30, 2024 was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	162.47% - 189.47%
Risk-free interest rate	4.69% - 5.25%
Expected term	0.67 – 6.55 years

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2023	$4,125,429
Derivative loss	1,047,881
Balance at April 30, 2024	$5,173,310

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

NOTE 2 – GOING CONCERN

Financial Condition

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Since the Company’s inception in 1993, the Company has incurred net losses and accumulated a deficit of approximately $133,854,000 and a working capital deficit of approximately $76,670,000 which raises substantial doubt about Digerati’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management Plans to Continue as a Going Concern

Management believes that available resources as of April 30, 2024, will not be sufficient to fund the Company’s operations and corporate expenses over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital, issuing stock-based compensation to certain members of the executive management team in lieu of cash, or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to secure such best-efforts funding from various possible sources, including equity or debt financing, sales of assets, or collaborative arrangements. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences, or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to curtail its operations, and the Company may not be able to pay off its obligations, if and when they come due.

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

Below are key financial covenant requirements, (measured quarterly) for the fiscal quarter ended April 30, 2024:

●	Minimum–Allowed - Liquidity of $750,000

●	Minimum–Allowed – Fixed Charge Coverage Ratio of 1.25 to 1.00

●	Maximum Allowed - Churn of 3.00% at any time

As of April 30, 2024, the Company was in compliance with the financial covenants under the Credit Agreement, which were based on the amended financial covenants as set forth in the Third Forbearance Agreement and Amendment to Loan Documents (the “Third Forbearance Agreement”) effective February 2, 2024. While Digerati, the parent company of Verve Cloud Nevada, is not subject to these financial covenants, they have had and will continue to have a material impact on Verve Cloud Nevada’s expenditures and ability to raise funds.

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

During the period beginning on November 1, 2021, and ending on April 30, 2024, the Company and Post Road entered into several amendments and other modifications to the Credit Agreement. Specifically:

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

●	On March 13, 2023, Digerati, the Operating Subsidiaries, and Post Road entered into the Fifth Amendment to Credit Agreement, which specifically extended the Merger Outside Closing Date from February 28, 2023, to April 28, 2023.

●	On April 3, 2023, Digerati, the Operating Subsidiaries, and Post Road entered into a Sixth Amendment to its Credit Agreement (the “Sixth Amendment”), which (a) deferred the cash interest otherwise due and payable on April 1, 2023, to May 1, 2023, and (b) increased the net principal amount of additional convertible notes the Company was permitted by the Credit Agreement to have outstanding from $3,000,000 to $3,500,000.

●	On May 1, 2023, Digerati, the Operating Subsidiaries, and Post Road entered into a Seventh Amendment to Credit Agreement (the “Seventh Amendment”), pursuant to which the Merger Outside Closing Date was extended from April 28, 2023, to May 31, 2023, or such later date as agreed to in writing by Post Road in its sole discretion.

●	On August 16, 2023, Digerati, the Operating Subsidiaries and Post Road entered into a letter agreement, pursuant to which Post Road agreed that all accrued interest that was originally due and payable in cash by the Operating Subsidiaries on April 3, 2023, May 1, 2023, June 1, 2023, July 3, 2023 and August 1, 2023 would, instead, be added to the outstanding principal balances of Term Loan A and Term Loan C, as applicable, under the Credit Agreement on the effective date of the letter agreement, and due on the maturity dates of such loans, along with all other principal and interest amounts thereunder.

●	On November 22, 2023 (with effect from November 2, 2023), Digerati, the Operating Subsidiaries, and Post Road entered into a Second Forbearance Agreement, Amendment to Loan Documents and Limited Consent (the “Second Forbearance Agreement”), which (a) extended the maturity date of our Term Loan C Note with Post Road from November 2, 2023, to December 31, 2023, (b) provided that Post Road and the other lenders under the Credit Agreement shall forbear through December 31, 2023 from exercising their rights and remedies under the loan documents and applicable law with respect to (i) certain existing events of default under the loan documents and (ii) certain events of default that are expected to arise before December 31, 2023, and (c) amended certain provisions of the Credit Agreement and the other loan documents to allow the company to incur up to an additional $2,000,000 of working capital financing

●	On February 2, 2024 Digerati, the Operating Subsidiaries, and Post Road entered into a Third Forbearance Agreement which (a) extends the maturity date of our Term Loan C Note with Post Road from December 31, 2023, to November 17, 2024 (which is also the maturity date of the other loans outstanding under the Credit Agreement), (b) provides that Post Road and the other lenders under the Credit Agreement shall forbear through November 17, 2024 from exercising their rights and remedies under the loan documents and applicable law with respect to the Specified Defaults and (c) amends certain other provisions of the Credit Agreement. The Third Forbearance Agreement replaces the Second Forbearance Agreement, which expired in accordance with its terms on December 31, 2023.

The Company will continue to work with various funding sources to secure additional debt and equity financings. However, Digerati cannot offer any assurance that it will be successful in executing the aforementioned plans to continue as a going concern.

NOTE 3 – INTANGIBLE ASSETS

Below are summarized changes in intangible assets at April 30 2024 and July 31, 2023:

	Gross Carrying	Accumulated	Net Carrying
April 30, 2024	Value	Amortization	Amount
NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(40,000)	-
Customer relationships, 7 years	10,947,262	(4,777,816)	6,169,446
Trademarks, 7 & 10 years	7,148,000	(2,784,907)	4,363,093
Non-compete, 2 & 3 years	931,000	(855,583)	75,417
Marketing & Non-compete, 5 years	800,263	(800,263)	-
Total Definite-lived Intangible Assets	20,016,525	(9,408,569)	10,607,956
Goodwill	19,380,080	-	19,380,080
Balance, April 30, 2024	$39,396,605	$(9,408,569)	$29,988,036

	Gross Carrying	Accumulated	Net Carrying
July 31, 2023	Value	Amortization	Amount
NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(40,000)	-
Customer relationships, 7 & 10 years	10,947,262	(3,989,768)	6,957,494
Trademarks, 7 & 10 years	7,148,000	(1,980,728)	5,167,272
Non-compete, 2 & 3 years	931,000	(844,583)	86,417
Marketing & Non-compete, 5 years	800,263	(800,263)	-
Total Definite-lived Intangible Assets	20,016,525	(7,805,342)	12,211,183
Goodwill	19,380,080	-	19,380,080
Balance, July 31, 2023	$39,396,605	$(7,805,342)	$31,591,263

Total amortization expense for the nine months ended April 30, 2024 and 2023 was $1,603,227 and $2,263,546, respectively.

The Company expects to record amortization expense of intangibles assets over the next five years and thereafter as follows:

Period Ending July 31,	Amortization
2024 *	$556,576
2025	2,108,167
2026	1,856,869
2027	1,838,645
2028	1,560,074
2029 and thereafter	2,687,625
Total:	$10,607,956

*	Three months remaining

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

During the nine months ended April 30, 2024 and 2023, the Company did not issue any new stock options.

The Company recognized $16,018 and $80,122 in stock-based compensation expense for stock options to employees for the nine months ended April 30, 2024 and 2023, respectively. Unamortized compensation stock option cost totaled $0 and $17,850 as of April 30, 2024 and 2023, respectively.

A summary of the stock options outstanding as of April 30, 2024 and July 31, 2023, and the changes during the nine months ended April 30, 2024 are presented below:

		Weighted average exercise	Weighted average remaining contractual
	Options	price	term (years)
Outstanding at July 31, 2023	13,805,000	$0.05	3.68
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding on April 30, 2024	13,805,000	$0.05	2.93
Exercisable on April 30, 2024	13,805,000	$0.05	2.93

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of the 13,805,000 and 13,805,000 stock options outstanding as of April 30, 2024 and July 31, 2023, was $72,034 and $28,065, respectively.

The aggregate intrinsic value of 13,805,000 and 13,519,606 stock options exercisable on April 30, 2024 and July 31, 2023 was $72,034 and $28,065, respectively.

NOTE 5 – WARRANTS

During the nine months ended April 30, 2024, the Company did not issue any warrants.

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

A summary of the warrants outstanding as of April 30, 2024 and July 31, 2023, and the changes during the nine months April 30, 2024, are presented below:

	Warrants	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at July 31, 2023	124,942,900	$0.03	6.89
Granted	-	-	-
Exercised	(17,241,721)	$0.58	-
Forfeited and cancelled	-	$-	-
Outstanding on April 30, 2024	107,701,179	$0.01	6.55
Exercisable on April 30, 2024	80,775,885	$0.01	6.55

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money warrants) of the 107,701,179 and 124,942,900 warrants outstanding as of April 30, 2024 and July 31, 2023, was $3,198,725 and $2,692,529, respectively.

The aggregate intrinsic value of 80,775,885 and 98,017,606 warrants exercisable on April 30, 2024 and July 31, 2023, was $2,399,044 and $2,019,397, respectively.

NOTE 6 – NOTES PAYABLE NON-CONVERTIBLE

On October 22, 2018, the Company issued a secured promissory note for $50,000, bearing interest at a rate of 8% per annum, with maturity date of December 31, 2018. The maturity date was extended multiple times and most recently, subsequent to April 30, 2024, the lender agreed to extend the maturity until July 31, 2024. The promissory note is secured by a Pledge and Escrow Agreement, whereby the Company agreed to pledge rights to collateral due under a certain agreement. The principal outstanding balance as of April 30, 2024 and July 31, 2023 was $50,000.

Credit Agreement and Notes

Pursuant to the Credit Agreement, Post Road provided Verve Cloud with a secured loan of up to $20,000,000 (the “Loan”), with initial loans of $10,500,000 pursuant to the issuance of a Term Loan A Note and $3,500,000 pursuant to the issuance of a Term Loan B Note, each funded on November 17, 2020, and an additional $6,000,000 in loans, in increments of $1,000,000, as requested by Verve Cloud before the 18 month anniversary of the initial funding date to be lent pursuant to the issuance of a Delayed Draw Term Note. After payment of transaction-related expenses and closing fees of $964,000, net proceeds to the Company from Term Loan A Note and Term Loan B Note totaled $13,036,000. The Company recorded these discounts and cost of $964,000 as a discount to the Notes, which discount was amortized as interest expense over the term of the notes.

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

On February 2, 2024, Digerati, the Operating Subsidiaries, and Post Road entered into a Third Forbearance Agreement and Amendment to Loan Documents which (a) extends the maturity date of our Term Loan C Note with Post Road from December 31, 2023, to November 17, 2024 (which is also the maturity date of the other loans outstanding under the Credit Agreement), (b) provides that Post Road and the other lenders under the Credit Agreement shall forbear through November 17, 2024 from exercising their rights and remedies under the loan documents and applicable law with respect to the Specified Defaults and (c) amends certain other provisions of the Credit Agreement. The Third Forbearance Agreement replaces the Second Forbearance Agreement, which expired in accordance with its terms on December 31, 2023.

The A&R Term Loan A Note has a maturity date of November 17, 2024, and an interest rate of Term SOFR (with a minimum rate of 3.5%) plus twelve percent (12%). The principal balance and accrued PIK interest outstanding on the A&R Term Loan was $29,544,420 and $23,879,060 as of April 30, 2024 and July 31, 2023, respectively, and had accrued PIK interest outstanding of $7,375,904 and $1,710,545, respectively. The A&R Term Loan A principal balance at April 30, 2024 included an amendment fee of $824,346 which was added to the principal balance. In addition, as a result of the Third Forbearance Agreement and Amendment mentioned in a section above, the extinguishment accounting resulted in a debt discount of $1,084,448 and a gain on debt extinguishment of $260,102. As of April 30, 2024, the debt discount balance on Term Loan A was $759,113, which included amortization of $325,335 of debt discount to interest expense during the nine months ended April 30, 2024.

On February 4, 2022, Verve Cloud and Post Road entered into a Joinder and Second Amendment to Credit Agreement (the “Joinder and Second Amendment”) in connection with which Verve Cloud issued a Term Loan C Note. Pursuant to the Joinder and Second Amendment, Post Road provided Verve Cloud with a secured loan of $10,000,000. The proceeds of $10,000,000 were used to fund the acquisition of Next Level Internet, Inc. (“Next Level” or “NLI”) and for general corporate and working capital purposes as well as professional fees and other fees and expenses with respect to the transactions contemplated by the Joinder and Second Amendment. At issuance the Company recognized $250,000 in original issue discount and $220,000 in debt issuance. The total unamortized debt discount was $0 and $0 as of April 30, 2024 and July 31, 2023, respectively. The principal balance on the Term Loan C Note was $15,018,555 and $11,128,264, respectively, as of April 30, 2024 and July 31, 2023 and had accrued PIK interest outstanding of $5,018,556 and $1,128,264, respectively. Term Loan C Note had a maturity date of August 4, 2023, which was subsequently amended to mature on November 2, 2023, again amended to mature on December 31, 2023, and again amended to mature on November 17, 2024   at an interest rate of Term SOFR (with a minimum rate of 3.5%) plus twelve percent (12%). As a result of the Third Forbearance Agreement and Amendment mentioned in a section above, the extinguishment accounting resulted in a debt discount of $551,520 and a loss on debt extinguishment of $1,031,109. As of April 30, 2024, the debt discount balance on Term Loan C was $386,064, which included amortization of $165,456 of debt discount to interest expense during the nine months ended April 30, 2024.

For further details regarding the Credit Agreement, please see Note 2, “Management Plans to Continue as a Going Concern” to the consolidated financial statements.

Promissory Notes – Next Level Internet Acquisition

On February 4, 2022, as per the acquisition of Next Level, the Company entered into two unsecured promissory notes (the “Unsecured Adjustable Promissory Notes”) for $1,800,000 and $200,000, respectively. The Unsecured Adjustable Promissory Notes are payable in eight equal quarterly installments in the aggregate amount of $250,000 each commencing on June 4, 2022, through and including March 7, 2024, with a base annual interest rate of 0% and a default annual interest rate of 18%. The amount owed is subject to change based on certain revenue milestones required to be achieved by Next Level. At issuance, the Company fair valued the Unsecured Adjustable Promissory Notes and recognized a debt discount of $241,000 which is amortized over the term of the Unsecured Adjustable Promissory Notes. The Company amortized $60,250 to interest expense during the nine months ended April 30, 2024. Total unamortized debt discount on the Unsecured Adjustable Promissory Notes as of April 30, 2024 and July 31, 2023 was $0 and $60,250, respectively. The total principal balance outstanding as of April 30, 2024 and July 31, 2023 on the Unsecured Adjustable Promissory Notes was $1,719,585 and $1,500,000, respectively.

On January 3, 2023, the Company amended its forbearance agreement with the holders and agreed to pay the deferred payment, together with interest at the rate of 18% per annum (based upon the number of days elapsed between the date the deferred payment is scheduled for payment under the Unsecured Adjustable Promissory Notes and the date the deferred payment is actually paid and a year of 360 days) and extension fees of $7,500 on or before February 28, 2023 (the period from the effective date through February 28, 2023). This deferral of payment resulted in an additional principal added to the balance of $26,125, which consisted of the extension fee of $7,500 and interest expense of $18,625.

On February 28, 2023, the holders extended the payment date for the September 4, 2022 installment to be due by April 30, 2023 in exchange for a $15,000 amendment fee to be added to the outstanding principal balance. This deferral of payment resulted in an additional principal added to the balance of $39,000, which consisted of the extension fee of $15,000 and interest expense of $24,000. The $39,000 balance was paid on March 15, 2023.

On March 7, 2023, the holders extended the payment date for the March 7, 2023 installment to be due by April 30, 2023 in exchange for a $7,500 amendment fee to be added to the outstanding principal balance. This deferral of payment resulted in an additional principal added to the balance of $8,500, which consisted of the extension fee of $7,500 and interest expense of $1,000. The $8,500 balance was paid on March 15, 2023.

On May 1, 2023, the holders extended the payment date for the September 4, 2022 installment to be due by May 31, 2023 in exchange for payment of accrued interest between March 15, 2023 and April 30, 2023 of $5,750.00 which was paid on May 10, 2023.

On May 1, 2023, the holders extended the payment date for the March 7, 2023 installment to be due by May 31, 2023 in exchange for payment of accrued interest between March 15, 2023 and April 30, 2023 of $5,750.00 which was paid on May 10, 2023.

On June 1, 2023, the Company and the holders agreed to extend the due date for the principal payment along with accrued interest due on May 31, 2023 to June 30, 2023.

In November 2023, the maturity date and principal payments on the Note were extended to December 31, 2023.

On February 4, 2022, as part the acquisition of NLI, the Company entered into two unsecured convertible promissory notes (the “Unsecured Convertible Promissory Notes”) for $1,800,000 and $200,000, respectively. The Unsecured Convertible Promissory Notes are payable in eight equal quarterly installments in the aggregate amount of $250,000 with the first payment commencing on April 30, 2022, through and including January 31, 2024. The Unsecured Convertible Promissory Notes have a base annual interest rate of 10% and a default annual interest rate of 18%. The holders had a one-time right to convert all or a portion of the Unsecured Convertible Promissory Notes commencing on the six-month anniversary of the Unsecured Convertible Promissory Notes being issued and ending 30 days after such six-month anniversary. At inception of the Unsecured Convertible Promissory Notes, the Company recognized the fair market value of the conversion on the notes of $2,382,736, and recognized $117,264 in debt discount, which was amortized over the conversion period. During the year ended July 31, 2023, the conversion option on the Unsecured Convertible Promissory Notes ended, and the Company recognized $466,086 as other income for the settlement of the conversion option. During the year ended July 31, 2023, the Company made principal payments totaling $791,375. On multiple occasions, the holders agreed to forbear the principal payment of $250,000 and extend the maturity date on the Unsecured Convertible Promissory Notes.

During the quarter ended January 31, 2024, the Company transferred the principal balance for the Unsecured Convertible Promissory Notes of $1,119,996 to the balance of the Unsecured Adjustable Promissory Notes which resulted from the conversion feature ending during the last fiscal year ended July 31, 2023.

On January 6, 2024, the Company and holders entered into an Extension and Forbearance Agreement for the Unsecured Adjustable Promissory Notes and the Unsecured Convertible Promissory Notes where the holders agreed to (1) forbear from exercising any rights and remedies it may have under the Notes and applicable law arising from the existing events of default until December 31, 2024 (the “Forbearance Period”) and (2) extend the due date of all payments that are either currently due and payable or will become due and payable during the Forbearance Period to the Forbearance Termination Date (the “Maturity Extension”). As consideration for this agreement, the Noteholder received a fee in an amount equal to 3.0% of the principal amount of the Notes outstanding as of December 31, 2023, which was added to the principal balance on the Note. The Company accrued $339,581 of default interest expense during the nine months ended April 30, 2024, which was added to the principal balance of the Note. The Extension and Forbearance Agreement mentioned above was accounted as a debt extinguishment, resulting in   a debt discount of $258,144 and a gain on debt extinguishment of $175,437 which is included as part of the loss on debt extinguishment. As of April 30, 2024, the debt discount balance on Unsecured Adjustable Promissory Notes and the Unsecured Convertible Promissory Notes was $172,096, which included amortization of $86,048   of debt discount to interest expense during the nine months ended April 30, 2024.

NOTE 7 – REVOLVING CREDIT FACILITY

Thermo Communications Funding, LLC

On February 2, 2024, the Operating Subsidiaries entered into a loan and security agreement (the “Revolving Credit Agreement”) among the Operating Subsidiaries, Thermo Communications Funding, LLC, as agent for the lenders parties thereto (in such capacity, the “Revolving Agent”), and the lenders named therein (the “Revolving Lenders”), which provides for a revolving credit facility in an aggregate amount not to exceed the lesser of (a) a borrowing base calculated based on the Operating Subsidiaries’ eligible accounts receivable balance and (b) $2,000,000 (the “Revolving Facility”) evidenced by a promissory note (the “Revolving Note”).

Pursuant to the Revolving Credit Agreement, amounts borrowed under the Revolving Credit Facility are secured by liens on the same assets that serve as collateral for the obligations under the Credit Agreement, consisting of substantially all of the assets of the Operating Subsidiaries, subject to an intercreditor agreement, dated as of February 2, 2024, among Post Road, the Revolving Agent and the Revolving Lenders (the “Intercreditor Agreement”).

Amounts outstanding under the Revolving Note bear interest at a floating rate per annum equal to the greater of (a) the Wall Street Journal prime rate (currently 8.50%) plus 2.75% and (b) 10.50%. In addition, the Operating Subsidiaries are required to pay a monthly monitoring fee of $10,000 to the Revolving Agent. The Revolving Credit Agreement contains customary representations and warranties, events of default and covenants in favor of the Revolving Agent and Revolving Lenders. This includes a financial covenant to maintain a minimum cash flow to debt service ratio of not less than 1.10 to 1.00 as of the end of each fiscal quarter beginning with the quarter ended March 31, 2024. As of April 30, 2024, the Company determined that it was in compliance with such financial covenant.

The Revolving Facility may be terminated in whole, but not in part, by paying outstanding amounts thereunder plus a premium equal to (a) within six months of the effectiveness of the Revolving Credit Agreement, 1% of the maximum amount of the Revolving Note, multiplied by the number of months remaining until maturity, divided by 12 and (b) thereafter, 0.5% of the maximum amount of the Revolving Note, multiplied by the number of months remaining until maturity, divided by 12. No premium is payable if the Revolving Facility is terminated within 30 days of its stated maturity date. The Revolving Facility matures on February 2, 2025. The outstanding balance as of April 30, 2024 was $2,000,000. The Company paid $67,273 in interest expense during the nine months ended April 30, 2024.

NOTE 8 – RELATED PARTY TRANSACTIONS

On December 31, 2021, as a result of the of the acquisition of Skynet’s assets, the two sellers became related parties as they continued to be involved as consultants for 12 months to manage the customer relationship. The Company will pay $100,000 to each of the consultants on an annual basis. As of April 30, 2024 and July 31, 2023, there were no outstanding balances owed to the consultants. Part of the Purchase Price of $600,000 (the “Earn-out Amount”) was retained by the Company and will be paid to sellers in six equal quarterly payments. An additional $100,000 (the “Holdback Amount”) was retained by the Company and will be paid to sellers in accordance with the Skynet asset purchase agreement (the “Asset Purchase Agreement”). The total balance outstanding on the Holdback amount as of April 30, 2024 and July 31, 2023 was $103,000 and $100,000, respectively. The Company amortized $450 and $29,764 of debt discount as interest expense during the nine months ended April 30, 2024 and 2023, respectively. The total debt discount outstanding as of April 30, 2024 and July 31, 2023, was $900 and $0, respectively. The total balance outstanding on the Earn-out Amounts as of April 30, 2024 and July 31, 2023 was $412,000 and $400,000, respectively. On January 13, 2024, the maturity date on the Note was extended to December 31, 2024. As consideration for this extension agreement, the Noteholder received a fee in an amount equal to 3.0% of the principal amount of the Notes outstanding as of December 31, 2023, which was added to the principal balance on the Note.

Acquisition Payable – Skynet

As part of the acquisition of Skynet’s assets, the Company will pay the seller a $1,000,000 (the “Share Payment”) by issuance of restricted shares of the Company’s common stock to the owners. On September 1, 2022, the Company and the sellers amended the Asset Purchase Agreement. In accordance with the amended agreement, the Share Payment will be made via the issuance of shares on the earlier of (i) the effective date of that certain Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on August 11, 2021 (in which case the stock will be valued at the price set forth in the prospectus that is a part of such Registration Statement, without underwriter discounts) and (ii) April 30, 2023 (in which case the stock will be valued at the average of the last transaction price on the OTCQB for each of the 10 trading days immediately preceding such issuance date). On December 5, 2022 and March 9, 2023, the Asset Purchase Agreement was amended. The payments due were originally extended until the closing of the merger with MEOA which was expected to close during the second quarter of calendar year 2023. On June 15, 2023, Digerati terminated the Business Combination Agreement with MEOA. On November 22, 2023, the maturity date on the Note was extended to December 31, 2023. On January 13, 2024, the maturity date was extended to December 31, 2024. As a condition of the extension of the maturity date, a 3% fee was added to the principal balance of the Note. The total principal balance outstanding on the acquisitions payable as of April 30, 2024 and July 31, 2023 was $1,030,000 and $1,000,000, respectively. The Company amortized $900 and $0 of debt discount as interest expense during the nine months ended April 30, 2024 and 2023, respectively. The total debt discount outstanding as of April 30, 2024 and July 31, 2023, was $1,799 and $0, respectively.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

As of April 30, 2024 and July 31, 2023, convertible notes payable consisted of the following:

	April 30,	July 31,
CONVERTIBLE NOTES PAYABLE NON-DERIVATIVE	2024	2023

On October 13, 2020, the Company entered into a variable convertible promissory note with an aggregate principal amount of $330,000, an annual interest rate of 8%, and an original maturity date of October 13, 2021. In connection with the execution of the Note, the Company issued 1,000,000 shares of our common stock to the Noteholder, and recognized $211,426 of debt discount related to the original issue discount, relative fair market value of shares, and the intrinsic value of the conversion feature of the Note, which was amortized over the term of the Note. The maturity date was extended multiple times and during the last fiscal year, the lender agreed to extend the maturity until July 31, 2023. On January 29, 2024, the maturity date on the Note was extended to December 31, 2024. (See below variable conversion terms No.1). (1) (2) (3)	$178,448	$173,250

On January 27, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $250,000, an annual interest rate of 8%, and a maturity date of January 27, 2022. In connection with the execution of the Note, the Company issued 500,000 shares of our common stock to the Noteholder, and at the time of issuance, the Company recognized the relative fair market value of the shares of $24,368 as debt discount and $44,368 as debt discount for the intrinsic value of the conversion feature, which both were amortized to interest expense during the term of the Note. The Noteholder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into common stock at any time after 180 days of funding the Note. The conversion price shall be the greater of $0.05 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The Noteholder shall, in its sole discretion, be able to convert any amounts due hereunder at a twenty-five percent (25%) discount to the per share price of the Qualified Uplisting Financing. The maturity date was extended multiple times. On February 1, 2023, the lender agreed to extend the maturity until July 30, 2023. As consideration for the extension on the Note, the Company agreed to add $50,000 to the principal amount outstanding and issued 300,000 shares of common stock with a market value of $26,460, both of which, were charged to interest expense. The Company analyzed the Note and determined that it does not require to be accounted as a derivative instrument. During the nine months ended April 30, 2024, the Noteholder converted $250,000 of the principal amount to 5,000,000 shares of common stock. On January 11, 2024, the maturity date on the Note was extended to December 31, 2024. (1) (2) (3) (5)	136,250	375,000

On April 14, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $250,000, an annual interest rate of 8%, and a maturity date of April 14, 2022. In connection with the execution of the Note, the Company issued 500,000 shares of our common stock to the Noteholder, at the time of issuance, the Company recognized the relative fair market value of the shares of $63,433 as debt discount, and it will be amortized to interest expense during the term of the Note. Additionally, the Company recognized $96,766 as debt discount for the intrinsic value of the conversion feature, and it will be amortized to interest expense during the term of the Note. The Noteholder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into common stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The maturity date has been extended multiple times. On April 14, 2023, the lender agreed to extend the maturity until October 14, 2023. As consideration for the extension on the Note, the Company agreed to add $50,000 to the principal amount outstanding and issued 300,000 shares of common stock with a market value of $23,670, both of which, were charged to interest expense. On January 11, 2024, the maturity date on the Note was extended to December 31, 2024. (1) (2) (3) (5)	386,250	375,000

On August 31, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $75,000, an annual interest rate of 8% (and a default interest rate of 20%), and a maturity date of August 31, 2022. In connection with the execution of the Note, the Company issued 150,000 shares of our common stock to the Noteholder, and at the time of issuance, the Company recognized the relative fair market value of the shares of $13,635 as debt discount, which will be amortized to interest expense during the term of the promissory note. The Noteholder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into common stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The Noteholder may elect to convert up to 100% of the principal plus accrued interest into the common stock into a qualified uplist financing at a 25% discount. The maturity date has been extended multiple times. On February 28, 2023, the lender agreed to extend the maturity until August 31, 2023. As consideration for the extension on the Note, the Company agreed to add $18,000 to the principal amount outstanding and issued 100,000 shares of common stock with a market value of $8,200, both of which, were charged to interest expense. On January 11, 2024, the maturity date on the Note was extended to December 31, 2024. (1) (2) (3) (5)	111,240	108,000

On September 29, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $75,000, an annual interest rate of 8%, a default interest rate of 20%, and a maturity date of September 29, 2022. In connection with the execution of the Note, the Company issued 150,000 shares of our common stock to the Noteholder, at the time of issuance, the Company recognized the relative fair market value of the shares of $10,788 as debt discount, and it will be amortized to interest expense during the term of the promissory note. The Noteholder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into common stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The Noteholder may elect to convert up to 100% of the principal plus accrued interest into the common stock into a qualified uplist financing at a 25% discount. The maturity date has been extended multiple times. On March 29, 2023, the lender agreed to extend the maturity until September 29, 2023. As consideration for the extension on the Note, the Company agreed to add $18,000 to the principal amount outstanding and issued 100,000 shares of common stock with a market value of $7,970, both of which, were charged to interest expense. On January 11, 2024, the maturity date on the Note was extended to December 31, 2024. (1) (2) (3) (5)	111,240	108,000

On October 22, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $150,000, an annual interest rate of 8% (and a default interest rate of 20%), and a maturity date of October 22, 2022. In connection with the execution of the Note, the Company issued 300,000 shares of our common stock to the note holder, and at the time of issuance, the Company recognized the relative fair market value of the shares of $13,965 as debt discount, which will be amortized to interest expense during the term of the promissory note. The Noteholder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into common stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The Noteholder may elect to convert up to 100% of the principal plus accrued interest into the common stock into a qualified uplist financing at a 25% discount. The maturity date has been extended multiple times. On April 29, 2023, the lender agreed to extend the maturity until October 29, 2023. As consideration for the extension on the Note, the Company agreed to add $30,000 to the principal amount outstanding and issued 180,000 shares of common stock with a market value of $12,582, both of which, were charged to interest expense. On January 11, 2024, the maturity date on the Note was extended to December 31, 2024. (1) (2) (3) (5)	216,300	210,000

On February 4, 2022, as part the acquisition of NLI, the Company entered into two unsecured convertible promissory notes (the “Unsecured Convertible Promissory Notes”) for $1,800,000 and $200,000, respectively. The Notes are payable in eight equal quarterly installments in the aggregate amount of $250,000 with the first payment commencing on April 30, 2022, through and including April 30, 2024. The Notes have a base annual interest rate of 10% and a default annual interest rate of 18%. The Sellers have a one-time right to convert all or a portion of the Convertible Notes commencing on the six-month anniversary of the notes being issued and ending 30 days after such six-month anniversary. The conversion price means an amount equal to the volume weighted average price per share of Stock on the Nasdaq Stock Market for the ten (10) consecutive trading days on which the conversion notice is received by the Company. However, if the stock is not then listed for trading on the Nasdaq Stock Market, the Conversion Price shall be the volume weighted average transaction price per share reported by the OTC Reporting Facility for the ten (10) consecutive trading days immediately preceding the date on which such Conversion Notice is received by the Company. At inception of the Notes, the Company recognized the fair market value of the conversion on the notes of $2,382,736, and recognized $117,264 in debt discount, which was amortized over the conversion period. During the year ended July 31, 2023, the conversion option on the Notes ended, and the Company recognized $466,086 as other income for the settlement of the conversion option. During the year ended July 31, 2023, the Company made principal payments totaling $791,375. On May 1, 2023, lenders agreed to forbear the principal payment of $250,000 originally due on April 30, 2023 to May 31, 2023. On June 1, 2023, the Company and the Noteholders agreed to extend the due date for the principal payment along with accrued interest due on May 31, 2023 to June 30, 2023. During the nine months ended April 30, 2024 an additional $119,996 was added to the principal balance for default interest for missing principal payments on the Notes. On January 6, 2024, the maturity date on the Note was extended to December 31, 2024. During the quarter ended January 31, 2024, the Company transferred the principal balance $1,119,996 to the Unsecured Adjustable Promissory Notes as result of the convertible feature which ended during the last fiscal year ended July 31, 2023. See Note 6 for additional detail. (3)	-	1,000,000

On January 21, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $230,000, an annual interest rate of 8%, and a maturity date of October 21, 2022. After payment of transaction-related expenses and closing fees of $26,300, net proceeds to the Company from the Note totaled $203,700. Additionally, the Company recorded $26,300 as a discount to the Note and amortized over the term of the Note. In connection with the execution of the Note, the Company issued 300,000 shares of our common stock to the Noteholder and recorded $30,446 as debt discount and amortized over the term of the Note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Noteholder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of common stock. The Note Conversion Price shall equal the greater of $0.15 or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American, subject to adjustment as provided in the Note. Upon the occurrence of an Event of Default, the outstanding balance shall immediately increase to 125% of the Outstanding Balance immediately prior to the occurrence of the Event of Default and a daily penalty of $500 will accrue until the default is remedied. The maturity date has been extended multiple times. On January 30, 2023, the lender agreed to extend the maturity until May 30, 2023. In connection with the extension of the maturity date on the Note, the Company agreed to increase the principal balance by $30,000 and issued 300,000 shares of common stock with a fair market value of $26,910, both of which, were charged to interest expense. On May 30, 2023, the Company and the Noteholders agreed to extend the due date for the principal payment due on May 30, 2023 to September 30, 2023. In exchange for the extension of the due date, $30,000 was added to the principal and the Company issued 300,000 shares of common stock with a fair market value of $26,700. On January 23, 2024, the maturity date on the Note was extended to December 31, 2024. (1) (2) (3) (5)	329,600	320,000

On January 21, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $230,000, an annual interest rate of 8%, and a maturity date of October 21, 2022. After payment of transaction-related expenses and closing fees of $26,300, net proceeds to the Company from the Note totaled $203,700. Additionally, the Company recorded $26,300 as a discount to the Note and amortized over the term of the Note. In connection with the execution of the Note, the Company issued 300,000 shares of our common stock to the Not holder and recorded $30,446 as debt discount and amortized over the term of the Note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Noteholder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of common stock. The Note Conversion Price shall equal the greater of $0.15 or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American, subject to adjustment as provided in the Note. Upon the occurrence of an Event of Default, the outstanding balance shall immediately increase to 125% of the Outstanding Balance immediately prior to the occurrence of the Event of Default and a daily penalty of $500 will accrue until the default is remedied. The maturity date has been extended multiple times. On January 30, 2023, the lender agreed to extend the maturity until May 30, 2023. In connection with the extension of the maturity date on the Note, the Company agreed to increase the principal balance by $30,000 and issued 300,000 shares of common stock with a fair market value of $26,910, both of which, were charged to interest expense. On May 30, 2023, the Company and the Noteholders agreed to extend the due date for the principal payment due on May 30, 2023 to September 30, 2023. In exchange for the extension of the due date, $30,000 was added to the principal and the Company issued 300,000 shares of common stock with a fair market value of $26,700. On January 23, 2024, the maturity date of the Note was extended to December 31, 2024. (1) (2) (3) (5)	329,600	320,000

On July 27, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $165,000, an annual interest rate of 8%, and a maturity date of April 27, 2023. After payment of transaction-related expenses and closing fees of $19,500, net proceeds to the Company from the Note totaled $145,500. Additionally, the Company issued 300,000 shares of our common stock to the Noteholder. The Company recorded the $19,500 and the relative fair market value of the shares of $22,093 as debt discount and amortized to interest expense over the term of the Note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the note holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and nonassessable shares of common stock. The Note conversion price shall equal the greater of $0.10 or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American, subject to adjustment as provided in the Note. The maturity date has been extended multiple times. On April 25, 2023, the lender agreed to extend the maturity until July 31, 2023. In connection with the extension of the maturity date on the Note, the Company agreed to increase the principal balance by $30,000 and issued 300,000 shares of common stock with a fair market value of $21,000, both of which, were charged to interest expense. On January 23, 2024, the maturity date on the Note was extended to December 31, 2024. (1) (2) (3) (5)	200,850	195,000

On September 12, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $75,000, an annual interest rate of 8%, and a maturity date of September 12, 2023. In connection with the execution of the Note, the Company issued 150,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $15,880 as debt discount, and it will be amortized to interest expense during the term of the promissory Note. The Noteholder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into common stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The Noteholder may elect to convert up to 100% of the principal plus accrued interest into shares of common stock into a qualified uplist financing at a 25% discount. On January 11, 2024, the maturity date on the Note was extended to December 31, 2024. (1) (3) (5)	77,250	75,000

On October 3, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $165,000, an annual interest rate of 8%, and a maturity date of July 3, 2023. After payment of transaction-related expenses and closing fees of $19,500, net proceeds to the Company from the Note totaled $145,500. Additionally, the Company issued 300,000 shares of our common stock to the Noteholder. The Company recorded the $19,500 and the relative fair market value of the shares of $32,143 as debt discount and amortized to interest expense over the term of the Note. The Company recognized $117,857 debt discount related to beneficial conversion feature and will be amortized to interest expense over the term of Note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Noteholder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and nonassessable shares of common stock. The Note conversion price shall equal the greater of $0.10 or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American, subject to adjustment as provided in the Note. On January 23, 2024, the maturity date on the Note was extended to December 31, 2024. (1) (3) (5)	169,950	165,000

On October 27, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $38,500, an annual interest rate of 8%, and a maturity date of July 26, 2023. After payment of transaction-related expenses and closing fees of $3,500, net proceeds to the Company from the Note totaled $25,000. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Noteholder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and nonassessable shares of common stock. The Note conversion price shall equal the greater of $0.10 or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American, subject to adjustment as provided in the Note. On January 23, 2024, the maturity date on the Note was extended to December 31, 2024. (1) (3) (5)	39,655	38,500

On October 27, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $71,500, an annual interest rate of 8%, and a maturity date of July 26, 2023. After payment of transaction-related expenses and closing fees of $6,500, net proceeds to the Company from the Note totaled $65,000. Additionally, the Company issued 200,000 shares of our common stock to the Noteholder. The Company recorded the $6,500 and the relative fair market value of the shares of $38,768 as debt discount and amortized to interest expense over the term of the Note. The Company recognized $40,888 debt discount related to beneficial conversion feature and will be amortized to interest expense over the term of Note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Noteholder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and nonassessable shares of common stock. The Note conversion price shall equal the greater of $0.10 or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American, subject to adjustment as provided in the Note. On January 23, 2024, the maturity date on the Note was extended to December 31, 2024. (1) (3) (5)	73,645	71,500

On October 31, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $350,000, an annual interest rate of 14%, and a maturity date of February 28, 2023. Net proceeds to the Company from the Note totaled $350,000. In the event that any payment is not made when due, either of principal or interest, and whether upon maturity or as a result of acceleration, interest shall thereafter accrue at the rate per annum equal to the lesser of (a) the maximum non-usurious rate of interest permitted by the laws of the State of Texas or the United States of America, whichever shall permit the higher rate or (b) twenty percent (20%) per annum, from such date until the entire balance of principal and accrued interest on this Note has been paid. At any time after sixty (60) days following the date hereof, Payee may elect to convert a percentage of the amount of principal and accrued interest outstanding on the Note into common stock of Debtor, in accordance with the following terms: (i) If prior to uplist to Nasdaq or NYSE, Payee may convert up to 50% of the amount outstanding on the Note into common stock. In such event, the price per share of common stock applicable to such conversion (the “Applicable Conversion Price”) shall be the greater of: (a) the Variable Conversion Price or (b) the Fixed Conversion Price. The “Variable Conversion Price” shall be equal to a 20% discount to the average closing price for common stock for the five (5) Trading Day period immediately preceding the Conversion Date. The Fixed Conversion Price shall equal $0.10; and (ii) If following the Uplist, Payee may convert up to 100% of the amount outstanding on the Note into shares of common stock. In such event, the Applicable Conversion Price shall be the greater of: (a) the post-Uplist Variable Conversion Price (i.e., if less than 5 days after the Uplist, then the average of the days available since the Uplist up to 5) or (b) the Fixed Conversion Price. On March 30, 2023, the maturity date was extended to May 30, 2023. In connection with the extension, the Company issued 2,500,000 warrant shares to the Noteholder and recognized the fair market value of the warrant shares of $170,000 as debt extension fee. On January 6, 2024, the maturity date on the Note was extended to December 31, 2024. (1) (2) (3) (6)	360,500	350,000

On November 22, 2022, the Company entered into a convertible promissory note with an aggregate principal amount of $1,670,000, an annual interest rate of 10%, and a maturity date of November 22, 2023. The Company recorded $90,975 in transaction-related expenses and closing fees and $250,500 of original issue discount to the Note. After payment of transaction-related expenses and closing fees and original issue discount, net proceeds to the Company from the Note totaled $1,328,525 In connection with the execution of the Note, the Company issued 2,100,000 shares of our common stock and 10,500,000 warrant shares to the Noteholder at the time of issuance. The Company recognized the relative fair market value of the shares of common stock and warrant shares of $640,877 as debt discount. Additionally, the Company recognized $687,648 as debt discount for the intrinsic value of the conversion feature. All debt discount will be amortized to interest expense during the term of the Note. As amended on March 24, 2023, the Noteholder shall have the right, on or before the earlier of (i) the closing of the SPAC Transaction (as defined in that certain business combination agreement between the Company, Minority Equality Opportunities Acquisition Inc., and MEOA Merger Sub, Inc. dated on or around August 30, 2022 (the “SPAC Agreement”, and the transaction contemplated under the SPAC Agreement, the “SPAC Transaction”)) or (ii) March 22, 2023, to convert all or any portion of the Principal Amount and interest (including any Default Interest) into fully paid and non-assessable shares of common stock. The Note conversion price shall equal $0.0956 subject to adjustment as provided in the note. On April 24, 2023, the Noteholder agreed to extend the due date for the first principal payment to May 22, 2023. In connection with the extension of the due date of the first principal on the Note, the Company agreed to increase the principal balance by $20,000. On January 24, 2024, the maturity date on the Note was extended to December 31, 2024. (1) (2) (3) (6)	1,673,592	1,670,000

On December 12, 2022, the Company entered into a convertible promissory note with an aggregate principal amount of $117,647, annual interest rate of 10% and a maturity date of December 12, 2023. The Company recorded $17,647 as original issue discount to the Note, which resulted in net proceeds of $100,000. In connection with the execution of the note, the Company issued 148,295 shares of our common stock and 741,475 warrant shares to the Noteholder at the time of issuance. The Company recognized the relative fair market value of the common stock and warrant shares of $41,685 as debt discount. Additionally, the Company recognized $58,315 as debt discount for the intrinsic value of the conversion feature. All debt discount will be amortized to interest expense during the term of the Note. The Noteholder shall have the right, on any calendar day, at any time on or following the earlier of (i) April 12, 2023 or (ii) sixty (60) calendar days after the Closing Date (as defined in that certain business combination agreement between the Company, Minority Equality Opportunities Acquisition Inc., and MEOA Merger Sub, Inc. dated on or around August 30, 2022 (the “SPAC Agreement”, and the transaction contemplated under the SPAC Agreement, the “SPAC Transaction”), to convert all or any portion of the Principal Amount and interest (including any Default Interest) into fully paid and non-assessable shares of common stock. The Note conversion price shall equal $0.0956, subject to adjustment as provided in the note. On January 11, 2024, the maturity date on the Note was extended to December 31, 2024. (1) (3) (6)	123,489	119,897

On December 20, 2022, the Company entered into a convertible promissory note with an aggregate principal amount of $176,471, an annual interest rate of 10%, and a maturity date of December 20, 2023. The Company recorded $5,000 in deferred finance costs and $26,471 of original issue discount to the Note. After payment of transaction-related expenses, net proceeds to the Company from the Note totaled $145,500. In connection with the execution of the Note, the Company issued 221,909 shares of our common stock and 1,109,545 warrant shares to the Noteholder at the time of issuance. The Company recognized the relative fair market value of the common stock and warrant shares of $59,374 as debt discount. Additionally, the Company recognized $79,014 as debt discount for the intrinsic value of the conversion feature. All debt discount will be amortized to interest expense during the term of the Note. The Noteholder shall have the right, on any calendar day, at any time on or following the earlier of (i) April 12, 2023 or (ii) sixty (60) calendar days after the closing of the Merger, to convert all or any portion of the Principal Amount and interest (including any Default Interest) into fully paid and non-assessable shares of common stock. The Note conversion price shall equal to $0.0956, subject to adjustment as provided in the Note. In connection with the extension of the principal payment due date on the Note, the Company agreed to increase the principal balance by $10,000. On January 24, 2024, the maturity date on the Note was extended to December 31, 2024. (1) (2) (3) (6)	192,065	186,471

On December 22, 2022, the Company entered into a convertible promissory note with an aggregate principal amount of $188,235, annual interest rate of 10% and a maturity date of December 22, 2023. The Company recorded $10,000 in transaction-related expenses and closing fees and $28,235 of original issue discount to the Note. After payment of transaction-related expenses and closing fees and original issue discount, net proceeds to the Company from the Note totaled $150,000. In connection with the execution of the note, the Company issued 236,703 shares of our common stock and 1,183,515 warrant shares to the holder at the time of issuance. The Company recognized the relative fair market value of the common stock and warrant shares of $66,679 as debt discount. Additionally, the Company recognized $83,321 as debt discount for the intrinsic value of the conversion feature. All debt discount will be amortized to interest expense during the term of the promissory note. The Holder shall have the right, on any calendar day, at any time on or following the earlier of (i) April 22, 2023 or (ii) sixty (60) calendar days after the Closing Date of the Merger, to convert all or any portion of the Principal Amount and interest (including any Default Interest) into fully paid and non-assessable shares of common stock. The Note conversion price shall equal $0.0956, subject to adjustment as provided in the Note. On March 22, 2023, the Noteholder agreed to extend the maturity date until June 22, 2023 or the closing of the Company’s business combination with MEOA. In connection with the extension of the maturity date on the Note, the Company agreed to increase the principal balance by $3,750. On January 29, 2024, the maturity date and principal payments on the Note were extended to December 31, 2024. (1) (2) (3) (6)	157,745	191,985

On January 13, 2023, the Company entered into a convertible promissory note with an aggregate principal amount of $110,000, an annual interest rate of 10%, and a maturity date of October 13, 2023. The Company recorded $10,000 in original issue discount to the Note. After payment of the original issue discount, net proceeds to the Company from the Note totaled $100,000. In connection with the execution of the Note, the Company issued 138,000 shares of our common stock shares to the Noteholder at the time of issuance. The Company recognized the relative fair market value of the shares of common stock of $11,177 as debt discount. Additionally, the Company recognized $21,507 as debt discount for the intrinsic value of the conversion feature. All debt discount will be amortized to interest expense during the term of the Note. The Noteholder shall have the right, on any calendar day, at any time on or following the earlier of (i) May 12, 2023 or (ii) sixty (60) calendar days after listing on Nasdaq or the New York Stock Exchange to convert any portion of the outstanding and unpaid Conversion into fully paid and nonassessable shares of common stock, at the Conversion Price. The Note conversion price shall equal $0.10, subject to adjustment as provided in the Note. On January 23, 2024, the maturity date on the Note was extended to December 31, 2024. (1) (3) (5)	113,300	110,000

On January 24, 2023, the Company entered into a convertible promissory note with an aggregate principal amount of $660,000, an annual interest rate of 10%, and a maturity date of May 24, 2023. The Company recorded $60,000 in original issue discount to the Note. After payment of the original issue discount, net proceeds to the Company from the Note totaled $600,000. In connection with the execution of the Note, the Company issued 660,000 shares of our common stock shares to the Noteholder at the time of issuance. The Company recognized the relative fair market value of the shares of Common stock of $53,850 as debt discount. Additionally, the Company recognized $104,610 as debt discount for the intrinsic value of the conversion feature. All debt discount will be amortized to interest expense during the term of the promissory note. The Payee may elect to convert up to 100% of the Principal Amount outstanding on the Note into common stock of Debtor or any shares of capital stock or other securities of the Debtor into which such common stock shall hereafter be changed or reclassified at any time on the earlier of (i) one hundred and twenty (120) calendar days following the funding of this Note or (ii) sixty (60) calendar days after the Closing Date as defined in that certain business combination agreement between the Debtor, Minority Equality Opportunities Acquisition Inc., and MEOA Merger Sub, Inc. dated on or around August 30, 2022 (the “Conversion Shares”). The Note conversion price shall equal $0.10, subject to adjustment as provided in the Note. On September 6, 2023, the Noteholder agreed to extend the maturity date until September 24, 2023. As consideration with the execution of the Note, the Company issued 495,000 shares of our common stock to the Noteholder. On January 8, 2024, the maturity date on the Note was extended to December 31, 2024. (1) (2) (3) (6)	679,800	660,000

On January 24, 2023, the Company entered into a convertible promissory note with an aggregate principal amount of $660,000, an annual interest rate of 10%, and a maturity date of May 24, 2023. The Company recorded $60,000 in original issue discount to the Note. After payment of the original issue discount, net proceeds to the Company from the Note totaled $600,000. In connection with the execution of the Note, the Company issued 660,000 shares of our common stock shares to the Noteholder at the time of issuance. The Company recognized the relative fair market value of the shares of Common stock of $53,850 as debt discount. Additionally, the Company recognized $104,610 as debt discount for the intrinsic value of the conversion feature. All debt discount will be amortized to interest expense during the term of the promissory note. The Payee may elect to convert up to 100% of the Principal Amount outstanding on the Note into common stock of Debtor or any shares of capital stock or other securities of the Debtor into which such common stock shall hereafter be changed or reclassified at any time on the earlier of (i) one hundred and twenty (120) calendar days following the funding of this Note or (ii) sixty (60) calendar days after the Closing Date as defined in that certain business combination agreement between the Debtor, Minority Equality Opportunities Acquisition Inc., and MEOA Merger Sub, Inc. dated on or around August 30, 2022 (the “Conversion Shares”). The Note conversion price shall equal $0.10, subject to adjustment as provided in the Note. On September 6, 2023, the Noteholder agreed to extend the maturity date until September 24, 2023. As consideration with the execution of the Note, the Company issued 495,000 shares of our common stock to the Noteholder. On January 8, 2024, the maturity date on the Note was extended to December 31, 2024. (1) (2) (3) (6)	679,800	660,000

On March 7, 2023, the Company entered into a convertible promissory note with an aggregate principal amount of $110,000, annual interest rate of 10% and a maturity date of December 7, 2023. The Company recorded $10,000 of original issue discount to the Note. After payment of original issue discount, net proceeds to the Company from the Note totaled $100.000. In connection with the execution of the Note, the Company issued 300,000 shares of our common stock at the time of issuance. The Company recognized the relative fair market value $38,850 for shares of common stock to debt discount, which will be amortized to interest expense during the term of the Note. The Noteholder shall have the right, on any calendar day, at any time on or following the earlier of (i) July 7, 2023 or (ii) sixty (60) calendar days after listing on Nasdaq or the New York Stock Exchange to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of common stock at the Conversion Price of $0.10, subject to adjustment as provided in the Note. On January 23, 2024, the maturity date on the Note was extended to December 31, 2024. (1) (3) (5)	113,300	110,000

On March 17, 2023, the Company entered into a convertible promissory note with an aggregate principal amount of $192,000, annual interest rate of 10% and a maturity date of March 17, 2024. The Company recorded $17,160 in transaction-related expenses and closing fees and $28,800 of original issue discount to the Note. After payment of transaction-related expenses and closing fees and original issue discount, net proceeds to the Company from the Note totaled $146,040. In connection with the execution of the note, the Company issued 241,500 shares of our common stock and 1,207,186 warrant shares to the Noteholder at the time of issuance. The Company recognized the relative fair market value $8,140 for the common shares and $62,481 for the warrant shares, both of which, were considered to be debt discount. Additionally, the Company recognized $47,806 as debt discount for the intrinsic value of the conversion feature. All debt discount will be amortized to interest expense during the term of the promissory note. The Holder shall have the right, on any calendar day, at any time on or following the earlier of (i) July 17, 2023 or (ii) sixty (60) calendar days after the closing date of the Merger to convert all or any portion of the then outstanding and unpaid principal amount and interest (including any Default Interest) into fully paid and non-assessable shares of common stock, as such common stock exists on the Issue Date. The Note conversion price shall equal $0.0956, subject to adjustment as provided in the Note. On January 24, 2024, the maturity date on the Note was extended to December 31, 2024. (1) (3) (6)	195,592	192,000

On April 14, 2023, the Company entered into a convertible promissory note with an aggregate principal amount of $275,000, an annual interest rate of 10%, and a maturity date of October 11, 2023. The Company recorded $25,000 in original issue discount to the Note. After payment of the original issue discount, net proceeds to the Company from the Note totaled $250,000. In connection with the execution of the Note, the Company issued 358,000 shares of our common stock shares to the note holder at the time of issuance. The Company recognized the relative fair market value of the common shares of $28,354 as debt discount. All debt discount will be amortized to interest expense during the term of the promissory note. The note holder may elect to convert up to 50% of the principal amount outstanding and any accrued interest on the Note into common stock at any time, on the date of the debtor’s up-list transaction on the NASDAQ. The Note conversion price shall equal $0.10 subject to adjustment as provided in the Note. On January 5, 2024, the maturity date on the Note was extended to December 31, 2024. (1) (3) (6)	283,250	275,000

On May 9, 2023, the Company entered into a convertible promissory note with an aggregate principal amount of $55,000, an annual interest rate of 8%, and a maturity date of February 9, 2024. The Company recorded $5,000 in original issue discount to the Note. After payment of the original issue discount, net proceeds to the Company from the Note totaled $50,000. In connection with the execution of the Note, the Company issued 300,000 shares of our common stock shares to the note holder at the time of issuance. The Company recognized the relative fair market value of the common shares of $16,390 as debt discount. The Company recognized $15,560 debt discount related to beneficial conversion feature. All debt discount will be amortized to interest expense during the term of the promissory note. The Noteholder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and nonassessable shares of our common stock at the conversion price below. The Note conversion price shall equal the greater of $0.10 (ten) cents or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American subject to adjustment as provided in the Note. On January 23, 2024, the maturity date on the Note was extended to December 31, 2024. (1) (3) (5)	56,650	55,000

Total convertible notes payables non-derivative:	$6,989,361	$8,114,603

CONVERTIBLE NOTES PAYABLE - DERIVATIVE
On July 27, 2020, the Company entered into a variable convertible promissory note with an aggregate principal amount of $275,000, an annual interest rate of 8%, and a maturity date of March 27, 2021. On January 17, 2023, the Note was amended so that the Holder shall be entitled, at any time, to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of common stock the Note Conversion Price shall equal the greater of $0.05 (five) or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American, subject to adjustment as provided in this Note. If an Event of Default occurs, the Conversion Price shall be the lesser of (a) $0.05 or (b) 75% of the lowest traded price in the prior fifteen trading days immediately preceding the Notice of Conversion. The maturity date has been extended multiple times. On March 30, 2023, the lender agreed to extend the maturity date until June 30, 2023. In connection with the extension of the maturity date on the Note, the Company agreed to increase the principal balance by $30,000, which was charged to interest expense, and issued 250,000 shares of common stock with a market value of $19,225. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. On January 23, 2024, the maturity date on the Note was extended to December 31, 2024. (2) (4)	390,000	390,000

On January 31, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $80,235, annual interest rate of 8% and a maturity date of February 17, 2022. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of common stock the Note Conversion Price shall equal the greater of $0.05 (five) or seventy-five percent (75%) of the lowest daily volume weighted average price (“VWAP”) over the ten (10) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date (the “Variable Conversion Price”); provided, however, that the Holder shall, in its sole discretion, be able to convert any amounts due hereunder at a twenty-five percent (25%) discount to the per share price of the Qualified Uplisting Financing of over $4MM. If, no later than December 31, 2021, the Borrower shall fail to uplist to any tier of the NASDAQ Stock Market, the New York Stock Exchange or the NYSE MKT, the conversion price under the Note (and the Exchange Note) will be adjusted to equal the lesser of (i) $0.05 per share; or (ii) seventy-five percent (75%) of the lowest VWAP (as defined in the Note and Exchange Note) in the preceding twenty (20) consecutive Trading Days. As a result, the Company recognized derivative liability for the convertible note of $59,413. During the last fiscal year, the holder agreed to extend the maturity date until July 31, 2023. On January 29, 2024, the maturity date on the Note was extended to December 31, 2024. (2) (4)	149,872	149,872

On April 15, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $113,000, an annual interest rate of 8%, and a maturity date of January 15, 2022. After payment of transaction-related expenses and closing fees of $13,000, net proceeds to the Company from the Note totaled $100,000. Additionally, the Company recorded $13,000 as a discount to the Note and amortized over the term of the note. In connection with the execution of the Note, the Company issued 100,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $14,138 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of common stock. The Note Conversion Price shall equal the greater of $0.15 (fifteen) or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in the Note. If an Event of Default occurs, the Conversion Price shall be the lesser of (a). $0.15 or (b). seventy-five percent of the lowest traded price in the prior fifteen (15) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date (the “Variable Conversion Price”). Outstanding Balance shall immediately increase to 125% of the Outstanding Balance immediately prior to the occurrence of the Event of Default and a daily penalty of $500 will accrue until the default is remedied. The Company recognized derivative liability for the convertible note of $64,561, of which $42,822 was recorded as debt discount and amortized over the term of the Note. The maturity date has been extended multiple times since inception. On March 30, 2023, the lender agreed to extend the maturity until June 30, 2023. In connection with the extension of the maturity date on the Note, the Company agreed to increase the principal balance by $25,000, which was charged to interest expense, and issued 150,000 shares of common stock with a market value of $11,995. On January 23, 2024, the maturity date on the Note was extended to December 31, 2024. (2) (4) (5)	233,000	233,000

On October 10, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $275,000, annual interest rate of 8% and a maturity date of April 10, 2023. After payment of transaction-related expenses and closing fees of $25,000, net proceeds to the Company from the note totaled $250,000. The Company recorded the $25,000 as debt discount and amortized to interest expense over the term of the note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the note holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and nonassessable shares of common stock. The note conversion price shall equal the greater of $0.15 or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American, subject to adjustment as provided in the note. Any Principal Amount or interest on this Note which is not paid when due shall bear interest at the rate the lesser of (a) twenty-four percent (24%) per annum from the due date thereof until the same is paid (“Default Interest”); or (b) the maximum rate allowed by law. During the last fiscal year, the holder agreed to extend the maturity date until July 31, 2023. As compensation for the extension of the maturity date, $13,750 was added to the principal balance of the Note. On January 29, 2024, the maturity date on the Note was extended to December 31, 2024, which added $50,000 to the principal balance of the Note as compensation for the extension of the maturity date. (2) (4) (5)	338,750	288,750

Total convertible notes payable - derivative:	$1,111,622	$1,061,622

Total convertible notes payable derivative and non-derivative	8,100,983	9,176,225
Less: debt discount	(316,564)	(959,922)
Total convertible notes payable, net of discount	7,784,419	8,216,303
Less: current portion of convertible notes payable	(7,784,419)	(8,216,303)
Long-term portion of convertible notes payable	$-	$-

Additional terms No.1: The Holder of the Note originally dated October 13, 2020 with a balance of $178,448 as of April 30, 2024, shall have the right to convert any portion of the outstanding and unpaid principal balance into fully paid and nonassessable shares of common stock. The conversion price (the “Conversion Price”) shall equal $0.05 (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions, and similar events).

The total unamortized discount on the convertible notes as of April 30, 2024 and July 31, 2023 was $316,564 and $959,922, respectively. The total principal balance outstanding as of April 30, 2024 and July 31, 2023 was $8,100,983 and $9,176,225 respectively. During the nine months ended April 30, 2024 and 2023, the Company amortized $1,118,211 and $1,749,307, respectively, of debt discount as interest expense.

(1)	The Company determines at each reporting period if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument.

(2)	The Company evaluated the amendment(s) and accounted for these changes as an extinguishment of debt.

(3)	The Company analyzed the Note and determined that it does not require to be accounted as a derivative instrument.

(4)	The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price.

(5)	The conversion price was amended to be $0.05 for 40% of the outstanding principal balance at December 31, 2023 and a 3% fee was applied as consideration of the Extension and Forbearance Agreement dated January 2024.

(6)	The conversion price was amended to be $0.05 for 20% of the outstanding principal balance at December 31, 2023 and a 3% fee was applied as consideration of the Extension and Forbearance Agreement dated January 2024.

The future principal payments for the Company’s convertible debt are as follows:

Future Principal Payments

Year ended July 31,	Amount
2025	$7,784,419
Total future payments:	$7,784,419

NOTE 10 – LEASES

The leased properties have a remaining lease term of four to forty-four months as of April 30, 2024. At the option of the Company, it can elect to extend the term of the leases. See table below:

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

The Company has not entered into any sale and leaseback transactions during the quarter ended April 30, 2024.

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

Amounts recognized as of July 31, 2023 and April 30, 2024 for operating leases are as follows:

ROU Asset	July 31, 2023	$1,911,639
Amortization		$(405,988)
Cancellation - Asset		$(561,931)
ROU Asset	April 30, 2024	$943,720

Lease Liability	July 31, 2023	$1,981,976
Amortization		$(437,245)
Cancellation - Liability		$(561,931)
Lease Liability	April 30, 2024	$982,800

Lease Liability	Short term	$517,651
Lease Liability	Long term	$465,149
Lease Liability	Total:	$982,800

Operating lease cost:		$466,740

Cash paid for amounts included in the measurement of lease labilities:

Operating cashflow from operating leases:		$466,471

Weighted-average remain lease term-operating lease:		2.2 years

Weighted-average discount rate		5.0%

The future minimum lease payment under the operating leases are as follows:

Lease
Period Ending July 31,	Payments
2024	$126,813
2025	506,331
2026	340,867
2027	58,424
2028	6,481
Total:	$1,038,916

Less: amounts representing interest	56,116

Present value of net minimum operating lease payments	$982,800

NOTE 11 – EQUIPMENT FINANCING

The Company entered into various financing agreements for equipment purchased. Under the term of the agreements, assets with a cost of approximately $1,204,936, were financed under various financing agreements during the nine months ended April 30, 2024. The equipment financing is net of costs associated with the assets such as maintenance, insurance and property taxes are for the account of the Company. The equipment financing agreements are between twelve (12) months and sixty (60) months, with the first payments starting July 1, 2022, and monthly principal and interest payments of up to $7,078. The interest rate under the financing agreement is 5.0% per annum.

Amounts recognized as of July 31, 2023 and April 30, 2024 for equipment financing are as follows:

ROU Asset	July 31, 2023	$577,566
Amortization		$(416,184)
Addition - Asset		$1,204,936
ROU Asset	April 30, 2024	$1,366,318

Equipment Financing	July 31, 2023	$581,505
Amortization		$(421,911)
Addition - Equipment Financing		$1,204,936
Equipment Financing	April 30, 2024	$1,364,530

Equipment Financing	Short term	$595,341
Equipment Financing	Long term	$769,189
Equipment Financing	Total:	$1,364,530

The future payments under the equipment financing agreements are as follows:

Year	Amount
2024	$249,410
2025	587,211
2026	483,884
2027	125,808
2028	7,017
Total future payments:	$1,453,330

Less: amounts representing interest	88,800

Present value of net minimum equipment financing payments	$1,364,530
Lease cost:
Amortization of ROU assets	$416,184
Interest on lease liabilities	63,692

Cash paid for amounts included in the measurement of lease liabilities:
Operating cashflow from equipment financing:	$63,692
Financing cashflow from equipment financing:	421,911

Weighted-average remaining lease term - equipment financing:	2.1 years

Weighted-average discount rate	5.0%

NOTE 12 – EQUITY

During the nine months ended April 30, 2024, the Company issued 990,000 shares of common stock as consideration for the extension of maturity dates for the convertible promissory notes. The Company recognized the fair market value of the common shares of approximately $42,000 as interest at the time of each extension.

During the nine months ended April 30, 2024, the Company issued 6,505,841 shares of common stock in connection with the conversion of $315,870 of convertible promissory notes.

During the nine months ended April 30, 2024, the Company issued 10,051,678 shares of common stock to various Noteholders for the exchange of 17,241,721 warrants.

During the nine months ended April 30, 2024, one of our vendors converted $120,000 of amounts owed to them by the Company into 1,255,230 shares of common stock.

NOTE 13 – SUBSEQUENT EVENTS

On May 15, 2024, the Company agreed to sell all of its investment in Itellum Comunicaciones Costa Rica, S.R.L, for a total purchase price of $185,000.

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

The following is a discussion of the unaudited interim consolidated financial condition and results of operations of Digerati for the three and nine months ended April 30, 2024 and 2023. It should be read in conjunction with our audited Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2023, filed with the Securities and Exchange Commission on November 24, 2023. For purposes of the following discussion, fiscal 2024 or 2024 refers to the year that will end on July 31, 2024, and fiscal 2023 or 2023 refers to the year ended July 31, 2023.

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

We believe our cloud solutions offer the SMB reliable, robust, and full-featured services at affordable monthly rates that eliminates high-cost capital expenditures and provides for integration with other cloud-based systems. By providing a variety of comprehensive and scalable solutions, we can cater to businesses of different sizes on a monthly subscription basis, regardless of the stage of development for the business.

Non-GAAP Financial Measures - Reconciliation of Net Income (Loss) to Adjusted EBITDA – OPCO and Adjusted EBITDA – Income

EBITDA from operations, as adjusted (“Adjusted EBITDA - OPCO”) and EBITDA from income, as adjusted (“Adjusted EBITDA - Income”), are non-GAAP financial measures and should be considered in addition to, not as a substitute for, net income (loss), cash flow and other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In addition, these measures do not reflect cash available to fund requirements and excludes items, such as corporate expenses, transactional legal expenses, stock option expense, and depreciation and amortization, which are significant components in assessing the Company’s financial performance. The Company believes that the presentation of Adjusted EBITDA - OPCO and Adjusted EBITDA - Income provides useful information regarding the Company’s operations and other factors that affect the Company’s reported results. Specifically, the Company believes that by excluding certain one-time or non-cash items such as transactional legal fees and depreciation and amortization, as well as potential distortions between periods caused by factors such as financing and capital structures, the Company provides users of its consolidated financial statements with insight into both its operations as well as the factors that affect reported results between periods but which the Company believes are not representative of its operations. As a result, users of the Company’s consolidated financial statements are better able to evaluate changes in the financial consolidated results of the Company across different periods.

The following tables provide information regarding certain non-GAAP financial measures for Digerati for the three and nine months ended April 30, 2024 and 2023. Management utilizes these metrics to track and forecast revenue trends and expected results from operations:

Consolidated Statement of Operations

(In thousands)

Reconciliation of Net Loss to Adjusted EBITDA

(In thousands)

	Three Months ended April 30,				Nine Months ended April 30,
	2024	2023	Variances	%	2024	2023	Variances	%
OPERATING REVENUES:
Cloud-based hosted services	$7,430	$7,837	$(407)	-5%	$22,649	$23,908	$(1,259)	-5%

Total operating revenues	7,430	7,837	(407)	-5%	22,649	23,908	(1,259)	-5%

Cost of services (exclusive of depreciation and amortization)	2,912	2,879	33	1%	8,123	8,698	(575)	-7%
Selling, general and administrative expense	4,067	4,299	(232)	-5%	12,415	12,852	(437)	-3%
Stock compensation expense	-	23	(23)	-100%	16	69	(53)	-77%
Legal and professional fees	621	681	(60)	-9%	2,784	2,311	473	20%
Bad debt	93	37	56	151%	208	106	102	96%
Depreciation and amortization expense	908	993	(85)	-9%	2,720	2,912	(192)	-7%

Total operating expenses	8,601	8,912	(311)	-3%	26,266	26,948	(682)	-3%

OPERATING LOSS	(1,171)	(1,075)	(96)	9%	(3,617)	(3,040)	(577)	19%

OTHER INCOME (EXPENSE):
Gain (loss) on derivative instruments	(467)	2,120	(2,587)	-122%	(1,048)	2,893	(3,941)	-136%
Gain (loss) on extinguishment of debt	(816)	55	(871)	-1584%	(915)	55	(970)	-1764%
Other income (expense)	88	(1)	89	-8900%	37	455	(418)	-92%
Interest expense	(2,920)	(3,701)	781	-21%	(8,184)	(8,137)	(47)	1%
Income tax expense	(46)	(51)	5	-10%	(109)	(128)	19	-15%
Total other expense	(4,161)	(1,578)	(2,583)	164%	(10,219)	(4,862)	(5,357)	110%
NET LOSS	(5,332)	(2,653)	(2,679)	101%	(13,836)	(7,902)	(5,934)	75%

Less: Net loss attributable to the noncontrolling interests	803	409	394	96%	1,666	898	768	86%

NET LOSS ATTRIBUTABLE TO DIGERATI’S SHAREHOLDERS	$(4,529)	$(2,244)	$(2,285)	102%	$(12,170)	$(7,004)	$(5,166)	74%

Deemed dividend on Series A Convertible preferred stock	-	-	-		-	(8)	8	-100%

NET LOSS ATTRIBUTABLE TO DIGERATI’S COMMON SHAREHOLDERS	$(4,529)	$(2,244)	$(2,285)	102%	$(12,170)	$(7,012)	$(5,158)	74%

Reconciliation of Net Income (Loss) to Adjusted EBITDA – OPCO and Adjusted EBITDA - Income

(In thousands)

NET LOSS ATTRIBUTABLE TO DIGERATI’S SHAREHOLDERS, as reported	$(4,529)	$(2,244)	$(2,285)	102%	$(12,170)	$(7,004)	$(5,166)	74%

EXCLUDING NON-CASH ITEMS TRANSACTIONAL COSTS & CORP EXP ADJUSTMENTS:
Stock compensation & warrant expense	-	23	(23)	-100%	16	69	(53)	-77%
Corp Expenses (Net of stock compensation, Legal fees & Transactional cost)	426	378	48	13%	1,488	1,043	445	43%
Legal, professional fees & transactional costs	621	680	(59)	-9%	2,649	2,308	341	15%
Depreciation and amortization expense	908	993	(85)	-9%	2,720	2,912	(192)	-7%
OTHER ADJUSTMENTS
Loss (gain) on derivative instruments	467	(2,120)	2,587	-122%	1,048	(2,893)	3,941	-136%
Loss (gain) on extinguishment of debt	816	(55)	871	-1584%	915	(55)	970	-1764%
Other (income) expense	(88)	1	(89)	-8900%	(37)	(455)	418	-92%
Interest expense	2,920	3,701	(781)	-21%	8,184	8,137	47	1%
Income tax expense	46	51	(5)	-10%	109	128	(19)	-15%
Less: Net loss attributable to the noncontrolling interests	(803)	(409)	(394)	96%	(1,666)	(898)	(768)	86%

ADJUSTED EBITDA - OPCO	$784	$999	$(215)	-22%	$3,256	$3,292	$(36)	-1%
ADD-BACKS Expenses
Corp Expenses (Net of stock compensation, Legal fees & Transactional cost)	426	378	48	13%	1,488	1,043	445	43%

ADJUSTED EBITDA - INCOME (LOSS)	$358	$621	$(263)	-42%	$1,768	$2,249	$(481)	-21%

	Three months ended April 30,				Nine months ended April 30,
Other Key Metrics	2024	2023	Variances	%	2024	2023	Variances	%
Total Customers	4,269	4,446	(177)	-4%	4,269	4,446	(177)	-4%

Three Months ended April 30, 2024 as Compared to the Three Months ended April 30, 2023.

Cloud software and service revenue decreased by $407,000, or 5%, from the three months ended April 30, 2023 as compared to the three months ended April 30, 2024. Our gross margin decreased by $440,000, or 9%, during the quarter ended April 30, 2024. The decrease in revenue is primarily attributed to the decrease in total customers. The Company’s total customers decreased by 177 customers, or 4%.

Adjusted EBITDA - OPCO decreased by $215,000, or 22%, from the three months ended April 30, 2023 as compared to the three months ended April 30, 2024. The primary reason for the decrease in Adjusted EBITDA - OPCO was due to the increase to Net Loss Attributable to Digerati’s Shareholders, partially offset by the net decrease   in Non-Cash Items for Transactions Costs and Corporate Expense Adjustments and Other Adjustments during the three months ended April 30, 2024. (See table above for the adjustments to Net Loss Attributable to Digerati Shareholders). Adjusted EBITDA - OPCO is not intended to represent cash flows for the periods presented, nor has it been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Adjusted EBITDA - Income decreased by $263,000, or 42%, from the quarter ended April 30, 2023 to the quarter ended April 30, 2024. The primary reason for the decrease in Adjusted EBITDA - Income was due to increases in expenses during the three months ended April 30, 2024, such as the losses on extinguishment of debt and derivative instruments, offset by decreases for interest expense and other (income) expense. Adjusted EBITDA - Income is not intended to represent cash flows for the periods presented, nor has it been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Nine Months ended April 30, 2024 as Compared to the Nine Months ended April 30, 2023.

Cloud software and service revenue decreased by $1,259,000, or 5%, from the nine months ended April 30, 2023 as compared to the nine months ended April 30, 2024. Our gross margin decreased by $684,000, or 4%, during the nine months ended April 30, 2024. The decrease in revenue is primarily attributed to the decrease in total customers. The Company’s total customers decreased by 177 customers, or 4%, from 4,446 during the nine months ended April 30, 2023 to 4,269 for the nine months ended April 30, 2024, which resulted from the Company focusing on decommissioning unprofitable revenue streams. Going forward, absent future acquisitions, we expect a net increase in our number of customers of 1% to 5% each fiscal year as we focus on improving and expanding our most profitable products and revenue streams.

Adjusted EBITDA - OPCO decreased by $36,000, or 1%, from the nine months ended April 30, 2023 as compared to the nine months ended April 30, 2024. The primary reason for the decrease in Adjusted EBITDA - OPCO was due to the increase to Net Loss Attributable to Digerati’s Shareholders, partially offset by the decrease in Non-Cash Items for Transactions Costs and Corporate Expense Adjustments and Other Adjustments during the nine months ended April 30, 2024 such as the interest expense, gain on derivative instruments and extinguishment of debt. (See table above for the adjustments to Net Loss Attributable to Digerati Shareholders).

Adjusted EBITDA - Income decreased by $481,000, or 21%, from the nine months ended April 30, 2023 to the nine months ended April 30, 2024. The primary reason for the decrease in Adjusted EBITDA - Income was due to the increase in corporate expenses (net of stock compensation, legal fees, and transactional costs) during the nine months ended April 30, 2024.

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

Results of Operations

Three Months ended April 30, 2024 as Compared to the Three Months ended April 30, 2023.

Cloud Software and Service Revenue. Cloud software and service revenue decreased by $407,000, or 5%, from the three months ended April 30, 2023 as compared to the three months ended April 30, 2024. The decrease in revenue is primarily attributed to the decrease in total customers. Our total number of customers decreased from 4,446 for three months ended April 30, 2023 to 4,269 customers for the three months ended April 30, 2024, which resulted from the Company focusing on decommissioning unprofitable revenue streams. Our primary emphasis is to increase our customer base, growing the monthly recuring revenue, and providing exceptional customer support.

Cost of Services (exclusive of depreciation and amortization). The cost of services increased by $33,000, or 1%, from the three months ended April 30, 2023 as compared to the three months ended April 30, 2024. Our consolidated gross margin decreased by $440,000, or 9%, from the three months ended April 30, 2023 as compared to the three months ended April 30, 2024, which is related to the decrease of our customer base as mentioned in the previous section.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees and stock compensation expense). SG&A expenses decreased by $232,000, or 5%, from three months ended April 30, 2023 as compared to the three months ended April 30, 2024. The decrease can be partially attributed to the closure of two of our offices located in Florida during December 2023 and the related expenses such as payroll and other expenses.

Stock Compensation expense. Stock compensation expenses decreased by $23,000, or 100%, from the three months ended April 30, 2023 as compared to the three months ended April 30, 2024. All stock options were fully vested as of the previous quarter ended January 31, 2024.

Legal and professional fees. Legal and professional fees decreased by $60,000, or 9%, from the three months ended April 30, 2023 as compared to the three months ended April 30, 2024, which include legal and professional fees that relate to the amendments of various notes, financial audits, and investor relations.

Bad debt. Bad debt increased by $56,000, or 151%, from the three months ended April 30, 2023 as compared to the three months ended April 30, 2024. The increase is attributed to the recognition of $37,000 in bad debt for accounts deemed uncollectible during the three months ended April 30, 2023. During the three months ended April 30, 2024, the Company recognized $93,000 in bad debt expense.

Depreciation and amortization. Depreciation and amortization decreased by $85,000, or 9%, from the three months ended April 30, 2023 as compared to the three months ended April 30, 2024. The decrease is due to the amortization for Right-of-Use assets.

Operating loss. The Company reported an operating loss of $1,075,000 for the three months ended April 30, 2023 as compared to an operating loss of $1,171,000 for the three months ended April 30, 2024. The increase in operating loss of $96,000, or 9%, between periods is explained in the above explanations for income/expenses.

Gain (loss) on derivative instruments. For the three months ended April 30, 2023, the gain on derivative instruments was $2,120,000 as compared to a loss of $467,000 for the three months ended April 30, 2024, resulting in a decrease in value of $2,587,000. We are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market. As a result of the re-measurement of all derivative instruments we recognized a gain or loss between periods.

Gain (loss) on extinguishment of debt. For the three months ended April 30, 2024, the loss on extinguishment of debt was $816,000 which was the result of the amendment to the Post Road Group Note Loan C which extended the maturity date from December 31, 2023 to November 17, 2024. In addition, our warrant holders exchanged 3,241,475 warrants into 1,889,734 shares of common stock. There was a gain of $55,000 for the extinguishment of debt for the three months ended April 30, 2023.

Other income (expense). During the three months ended April 30, 2024, the Company recognized $88,000 of other income. During the three months ended April 30, 2023, the Company recognized other expense of $1,000.

Interest expense. Interest expense decreased by $781,000, or 21%, from the three months ended April 30, 2023 to the three months ended April 30, 2024. The Company recognized an amortization of debt discount of $700,000 related to the adjustment to the present value of various convertible notes, debt, and warrants. Additionally, the Company recognized $99,000 in interest cash payments to our lessors and our revolving credit lender, accrual of $33,000 for interest expense for various promissory notes as well as $3,503,000 added to the principal balance of various promissory notes, all charged to interest expense as consideration for extension of the maturity dates.

Income tax expense. During the three months ended April 30, 2023, the Company recognized an income tax expense of $51,000. During the three months ended April 30, 2024, the Company recognized an income tax expense of $46,000.

Net loss including noncontrolling interest. Net loss including noncontrolling interest for the three months ended April 30, 2023 was $2,653,000 as compared to the net loss of $5,332,000 for the three months ended April 30, 2024. The increase in net loss including noncontrolling interest between periods is primarily due to the losses on derivative instruments and extinguishment of debt.

Net loss attributable to Digerati’s shareholders. Net loss for the three months ended April 30, 2024 was $4,529,000 as compared to a net loss for the three months ended April 30, 2023 of $2,244,000.

Net loss attributable to Digerati’s common shareholders. Net loss for the three months ended April 30, 2024 was $4,529,000 compared to a net loss for the three months ended April 30, 2023 of $2,244,000. There were no deemed dividends on Convertible Preferred stock.

Nine months ended April 30, 2024 as Compared to the Nine months ended April 30, 2023.

Cloud Software and Service Revenue. Cloud software and service revenue decreased by $1,259,000, or 5%, from the nine months ended April 30, 2023 as compared to the nine months ended April 30, 2024. The decrease in revenue is primarily attributed to the decrease in total customers. Our total number of customers decreased from 4,446 for the nine months ended April 30, 2023 to 4,269 customers for the nine months ended April 30, 2024, which resulted from the Company focusing on decommissioning unprofitable revenue streams. Our primary emphasis is to increase our customer base, growing the monthly recuring revenue, and providing exceptional customer support.

Cost of Services (exclusive of depreciation and amortization). The cost of services decreased by $575,000, or 7%, from nine months ended April 30, 2023 as compared to the nine months ended April 30, 2024. The decrease in the cost of services was primarily caused by the decrease in our total number of customers during the nine months ended April 30, 2023 as compared to the nine months ended April 30, 2024. Our consolidated gross margin decreased by $684,000, or 4%, from the nine months ended April 30, 2023 as compared to the nine months ended April 30, 2024, which is consistent with the decrease of our customer base as mentioned in the previous section.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees and stock compensation expense). SG&A expenses decreased by $437,000, or 3%, from nine months ended April 30, 2023 as compared to the nine months ended April 30, 2024. The decrease can be partially attributed to the closure of two of our offices located in Florida during December 2023 and the related expenses such as payroll and other expenses.

Stock Compensation expense. Stock compensation expenses decreased by $53,000, or 77%, from the nine months ended April 30, 2023 as compared to the nine months ended April 30, 2024. The decrease to stock-based compensation expense was primarily due to the stock options being fully vested as of the quarter ended January 31, 2024.

Legal and professional fees. Legal and professional fees increased by $473,000, or 20%, from the nine months ended April 30, 2023 as compared to the nine months ended April 30, 2024, which include legal and professional fees that relate to the various notes amendments, financial audits, and investor relations.

Bad debt. Bad debt increased by $102,000, or 96%, from the nine months ended April 30, 2023 as compared to the nine months ended April 30, 2024. The increase is attributed to the recognition of $208,000 in bad debts expense for accounts deemed uncollectible during the nine months ended April 30, 2024 mostly due to early termination fees, as compared to the recognition of bad debts expense of $106,000 during the nine months ended April 30, 2023.

Depreciation and amortization. Depreciation and amortization decreased by $192,000, or 7%, from the nine months ended April 30, 2023 as compared to the nine months ended April 30, 2024. The decrease is primarily attributed to assets being fully amortized/depreciated and the decrease in amortization for Right-of-Use assets.

Operating loss. The Company reported an operating loss of $3,040,000 for the nine months ended April 30, 2023 as compared to an operating loss of $3,617,000 for the nine months ended April 30, 2024. The increase in operating loss of $577,000, or 19%, between periods is explained in the above explanations for income/expenses.

Gain (loss) on derivative instruments. For the nine months ended April 30, 2023, the gain on derivative instruments was $2,893,000 as compared to a loss of $1,048,000 for the nine months ended April 30, 2024, resulting in a decrease in value of $3,941,000. We are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market. As a result of the re-measurement of all derivative instruments we recognized a gain or loss between periods.

Gain (loss) on extinguishment of debt. For the nine months ended April 30, 2024, the loss on extinguishment of debt was $915,000 which was the result of the amendments to our debt Notes which extended the maturity dates with respect to certain debt Notes to November 17, 2024 and December 31, 2024. In addition, the conversion price per share was amended to $0.05 per share for 40% of the outstanding principal balances for our legacy Noteholders and for 20% for the other Noteholders. Also, our warrant holders exchanged 17,241,721 warrants into 10,051,678 shares of common stock. For the nine months ended April 30, 2023, the gain on extinguishment of debt was $55,000.

Other income (expense). During the nine months ended April 30, 2024, the Company recognized $37,000 for other income. During the nine months ended April 30, 2023, the Company recognized other income for $455,000, which included the recognition of a gain on a settlement of conversion premium from a convertible note for $466,000.

Interest expense. Interest expense increased by $47,000, or 1%, from the nine months ended April 30, 2023 to the nine months ended April 30, 2024. During the nine months ended April 30, 2024, the Company recognized amortization of debt discount of $1,756,000 related to the adjustment to the present value of various convertible notes and debt. Additionally, the Company recognized $145,000 in interest cash payments to our lessors and revolving credit lender, accrual of $548,000 for interest expense for various promissory notes and $42,000 fair value of shares issued as well as $7,564,000 added to the principal balance of various promissory notes, all charged to interest expense as consideration for extension of the maturity dates.

Income tax expense. During the nine months ended April 30, 2023, the Company recognized an income tax expense of $128,000. During the nine months ended April 30, 2024, the Company recognized an income tax expense of $109,000.

Net loss including noncontrolling interest. Net loss including noncontrolling interest for the nine months ended April 30, 2023 was $7,902,000 as compared to the net loss including noncontrolling interest of $13,836,000 for the nine months ended April 30, 2024. The increase in net loss including noncontrolling interest between periods is primarily due to the losses on derivative instruments and extinguishment of debt.

Net loss attributable to Digerati’s shareholders. Net loss for the nine months ended April 30, 2024 was $12,170,000 as compared to a net loss for the nine months ended April 30, 2023 of $7,004,000.

Deemed dividend on Series A Convertible Preferred Stock. Dividend accrued on convertible preferred stock for the nine months ended April 30, 2024 and 2023 was $0 and $8,000, respectively.

Net loss attributable to Digerati’s common shareholders. Net loss for the nine months ended April 30, 2024 was $12,170,000 compared to a net loss for the nine months ended April 30, 2023 of $7,012,000.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of approximately $969,000 and $924,000 as of April 30, 2024 and July 31, 2023, respectively. Net cash used in operating activities during the nine months ended April 30, 2024 was approximately $1,308,000, primarily as a result of operating expenses, that included $16,000 in stock compensation expense, bad debt expense of $208,000, amortization of right-of-use assets of $406,000, amortization of debt discount of $1,756,000, loss of conversion of warrants of $144,000, depreciation and amortization expense of $2,720,000, loss on derivative liability of $1,048,000, loss on extinguishment of debt of $771,000, common stock issued for debt extension charged to interest expense of $42,000, accompanied by the change in operating assets and liabilities which resulted in a net increase of $5,417,000.

Cash used in investing activities during the nine months ended April 30, 2024 was $225,000, which was used for the acquisition of equipment.

Cash provided by financing activities during the nine months ended April 30, 2024 was $1,578,000 which included borrowings from debt for $2,000,000, net of original issuance cost and discounts, offset by the principal payments of $422,000 on equipment financing.

Overall, our net operating, investing, and financing activities during the nine months ended April 30, 2024 resulted in a net increase in cash and cash equivalents of $45,000.

Digerati’s consolidated financial statements for the nine months ended April 30, 2024 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Since the Company’s inception in 1993, Digerati has incurred net losses and accumulated a deficit of approximately $133,854,000 and a working capital deficit of approximately $76,670,000 which raises substantial doubt about Digerati’s ability to continue as a going concern.

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

Below are key financial covenant requirements, (measured quarterly) for the fiscal quarter ended April 30, 2024:

●	Minimum–Allowed - Liquidity of $750,000

●	Minimum–Allowed – Fixed Charge Coverage Ratio of 1.25 to 1.00

●	Maximum Allowed - Churn of 3.00% at any time

As of April 30, 2024, the Company was in compliance with the financial covenants under the Credit Agreement, which were based on the amended financial covenants as set forth in the Third Forbearance Agreement effective February 2, 2024.

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

During the period beginning on August 1, 2021, and ending on April 30, 2024, the Company and Post Road entered into several amendments and other modifications to the Credit Agreement. Specifically:

●	On December 15, 2022, Post Road agreed to forbear from exercising its remedies in connection with the Company’s failure to comply with the financial covenants in the Credit Agreement as of the last day of the fiscal quarter ended October 31, 2022, as well as certain other specified defaults, until December 23, 2022.

●	On February 3, 2023, Digerati, the Operating Subsidiaries and Post Road entered into a Consent, Limited Waiver and Fourth Amendment to Credit Agreement and Amendment to Notes (the “Fourth Amendment”). Among other things, the Fourth Amendment (a) conditionally revised each of the six financial covenants set forth in the Credit Agreement (related to maximum leverage, minimum liquidity, minimum EBITDA, maximum capital expenditures, minimum interest coverage (a provision that replaced the minimum fixed charge coverage ratio provision), and maximum churn), (b) conditionally waived all then-existing events of default under the Credit Agreement and (c) modified the interest rates payable under the Credit Agreement. In addition, the Fourth Amendment provided that none of the revised financial covenants (other than minimum liquidity of $1,000,000, which was tested and met as of January 31, 2023) would be tested as of the last day of the fiscal quarter ended January 31, 2023 so long as no additional events of default occurred prior to such date. The conditional revisions to the financial covenants and the conditional waivers of existing events of default in the Fourth Amendment were contingent on the consummation of the Merger with MEOA by February 28, 2023 (the “Merger Outside Closing Date”). If the Merger was not consummated by the Merger Outside Closing Date, the terms of the financial covenants would revert to the terms in effect immediately prior to the Fourth Amendment and the existing events of default would continue unwaived. The Merger Outside Closing Date was, as described below, extended several times, but the termination of the Business Combination Agreement with MEOA has effectively nullified the revisions to the financial covenants and conditional waivers set forth in the Fourth Amendment.

●	On March 13, 2023, Digerati, the Operating Subsidiaries, and Post Road entered into the Fifth Amendment to Credit Agreement, which specifically extended the Merger Outside Closing Date from February 28, 2023, to April 28, 2023.

●	On April 3, 2023, Digerati, the Operating Subsidiaries, and Post Road entered into a Sixth Amendment to its Credit Agreement (the “Sixth Amendment”), which (a) deferred the cash interest otherwise due and payable on April 1, 2023, to May 1, 2023, and (b) increased the net principal amount of additional convertible notes the Company was permitted by the Credit Agreement to have outstanding from $3,000,000 to $3,500,000.

●	On May 1, 2023, Digerati, the Operating Subsidiaries, and Post Road entered into a Seventh Amendment to Credit Agreement (the “Seventh Amendment”), pursuant to which the Merger Outside Closing Date was extended from April 28, 2023, to May 31, 2023, or such later date as agreed to in writing by Post Road in its sole discretion.

●	On August 16, 2023, Digerati, the Operating Subsidiaries and Post Road entered into a letter agreement, pursuant to which Post Road agreed that all accrued interest that was originally due and payable in cash by the Operating Subsidiaries on April 3, 2023, May 1, 2023, June 1, 2023, July 3, 2023 and August 1, 2023 would, instead, be added to the outstanding principal balances of Term Loan A and Term Loan C, as applicable, under the Credit Agreement on the effective date of the letter agreement, and due on the maturity dates of such loans, along with all other principal and interest amounts thereunder.

●	On November 22, 2023 (with effect from November 2, 2023), Digerati, the Operating Subsidiaries, and Post Road entered into a Second Forbearance Agreement, Amendment to Loan Documents and Limited Consent, which (a) extended the maturity date of our Term Loan C Note with Post Road from November 2, 2023, to December 31, 2023, (b) provided that Post Road and the other lenders under the Credit Agreement shall forbear through December 31, 2023 from exercising their rights and remedies under the loan documents and applicable law with respect to (i) certain existing events of default under the loan documents and (ii) certain events of default that are expected to arise before December 31, 2023, and (c) amended certain provisions of the Credit Agreement and the other loan documents to allow the company to incur up to an additional $2,000,000 of working capital financing.

●	On February 2, 2024, Digerati, the Operating Subsidiaries, and Post Road entered into a Third Forbearance Agreement and Amendment to Loan Documents which (a) extends the maturity date of our Term Loan C Note with Post Road from December 31, 2023, to November 17, 2024 (which is also the maturity date of the other loans outstanding under the Credit Agreement), (b) provides that Post Road and the other lenders under the Credit Agreement shall forbear through November 17, 2024 from exercising their rights and remedies under the loan documents and applicable law with respect to the Specified Defaults and (c) amends certain other provisions of the Credit Agreement. The Third Forbearance Agreement replaces the Second Forbearance Agreement, which expired in accordance with its terms on December 31, 2023, see Note 6 – Notes Payable Non-Convertible.

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

Management believes that available resources as of April 30, 2024, will not be sufficient to fund the Company’s operations, debt service and corporate expenses over the next 12 months or beyond. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital, issuing stock-based compensation to certain members of the executive management team in lieu of cash, and/or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to secure such best-efforts funding from various possible sources, including equity or debt financing, sales of assets, or collaborative arrangements. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences, or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to curtail its operations, and the Company may not be able to pay off its obligations, if and when they come due.

Our current cash expenses are expected to be approximately $1,300,000 per month, including wages, rent, utilities, corporate expenses, and legal professional fees associated with potential acquisitions. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our corporate and ongoing operating expenses, or to pay our current liabilities. As of April 30, 2024, our total liabilities were approximately $81,037,000, which included $5,173,000 in derivative liabilities. We will continue to use our available cash on hand to cover our deficiencies in operating expenses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q for the quarter ended April 30, 2024, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective to reasonably assure: (i) that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may become a defendant in litigation arising out of the ordinary course of business. As of April 30, 2024, the Company is not party to any material pending legal proceedings.

Item 1A. Risk Factors.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended April 30, 2024 that were not previously reported in a Current Report on Form 8-K except as follows. The sales and issuances of the securities described below were made pursuant to the exemptions from registration contained into Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D under the Securities Act. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

During the three months ended April 30, 2024, the Company issued 2,947,404 shares of common stock to two convertible Noteholders in connection with the conversion of $147,370 of convertible promissory notes.

During the three months ended April 30, 2024, the Company issued 1,889,734 shares of common stock to two Noteholders for the exchange of 3,241,475 warrants with a conversion price of $0.583 per warrant.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

During the three months ended April 30, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Number	Description
10.1	Third Forbearance Agreement and Amendment to Loan Documents and Limited Consent, dated as of February 2, 2024, among Verve Cloud, Inc. (Nevada), Verve Cloud, Inc. (Texas), T3 Communications, Inc., Nexogy, Inc. and Next Level Internet, Inc., the lenders parties thereto and Post Road Administrative LLC, as administrative agent for the lenders, and acknowledged by and agreed to by Digerati Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 8, 2024).
10.2	Loan and Security Agreement, dated as of February 2, 2024, among Aegis Venture Fund, LLC, as a lender, Thermo Communications Funding, LLC, as a lender and as agent for itself and the other lenders, Verve Cloud, Inc. (Nevada), Verve Cloud, Inc. (Texas), Nexogy, Inc., T3 Communications, Inc. and Next Level Internet, Inc. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on February 8, 2024).
10.3	Promissory Note, dated February 2, 2024, made by each of Verve Cloud, Inc. (Nevada), Verve Cloud, Inc. (Texas), Nexogy, Inc., T3 Communications, Inc. and Next Level Internet, Inc., to the order of Thermo Communications Funding, LLC and Aegis Venture Fund, LLC (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on February 8, 2024).
10.4	Intercreditor Agreement, dated as of February 2, 2024, between Post Road Administrative LLC, as administrative and collateral agent for the Post Road Lenders, and Thermo Communications Funding, LLC, as administrative and collateral agent for the AR Lenders, and acknowledged and agreed by Aegis Venture Fund, LLC, Verve Cloud, Inc. (Nevada), Verve Cloud, Inc. (Texas), Nexogy, Inc., T3 Communications, Inc. and Next Level Internet, Inc. (filed as Exhibit 10.4 to the Current Report on Form 8-K filed on February 8, 2024).
10.5	Form of Second Extension and Forbearance Agreement, dated as of February 2, 2024, between Digerati Technologies and the noteholder named therein (filed as Exhibit 10.5 to the Current Report on Form 8-K filed on February 8, 2024).
10.6	Extension and Forbearance Agreement, dated as of February 2, 2024, between Verve Cloud, Inc. and Jeffrey Posner (filed as Exhibit 10.6 to the Current Report on Form 8-K filed on February 8, 2024).
10.7	Extension and Forbearance Agreement, dated as of February 2, 2024, between Verve Cloud, Inc. and The Jerry and Lisa Morris Revocable Trust (filed as Exhibit 10.7 to the Current Report on Form 8-K filed on February 8, 2024).
10.8	Extension and Forbearance Agreement, dated as of February 2, 2024, among SkyNet Telecom, LLC, Verve Cloud, Inc., Digerati Technologies, Inc., the Estate of Paul Golibart and Jerry Ou (filed as Exhibit 10.8 to the Current Report on Form 8-K filed on February 8, 2024).
10.9	Second Extension and Forbearance Agreement, dated as of February 2, 2024, between Digerati Technologies, Inc. and Jefferson Street Capital, LLC (filed as Exhibit 10.9 to the Current Report on Form 8-K filed on February 8, 2024).
10.11	Warrant Exchange Agreement, dated as of February 2, 2024, between Digerati Technologies, Inc. and Jefferson Street Capital, LLC (filed as Exhibit 10.10 to the Current Report on Form 8-K filed on February 8, 2024).
10.12	Amendment to Promissory Notes, dated as of February 2, 2024, between Digerati Technologies, Inc. and Jefferson Steet Capital, LLC (filed as Exhibit 10.11 to the Current Report on Form 8-K filed on February 8, 2024).
10.13	Second Extension and Forbearance Agreement, dated as of February 2, 2024, between Digerati Technologies, Inc. and Mast Hill Fund, L.P. (filed as Exhibit 10.12 to the Current Report on Form 8-K filed on February 8, 2024).
10.14	Warrant Exchange Agreement, dated as of February 2, 2024, between Digerati Technologies, Inc. and Mast Hill Fund, L.P. (filed as Exhibit 10.13 to the Current Report on Form 8-K filed on February 8, 2024).
10.15	Amendment to Promissory Notes, dated as of February 2, 2024, between Digerati Technologies, Inc. and Mast Hill Fund, L.P. (filed as Exhibit 10.14 to the Current Report on Form 8-K filed on February 8, 2024).
10.16	Second Extension and Forbearance Agreement, dated as of February 2, 2024, between Digerati Technologies, Inc. and FirstFire Global Opportunities Fund, LLC (filed as Exhibit 10.15 to the Current Report on Form 8-K filed on February 8, 2024).
10.17	Warrant Exchange Agreement, dated as of February 2, 2024, between Digerati Technologies, Inc. and FirstFire Global Opportunities Fund, LLC (filed as Exhibit 10.16 to the Current Report on Form 8-K filed on February 8, 2024).
10.18	Amendment to Promissory Notes, dated as of February 2, 2024, between Digerati Technologies, Inc. and FirstFire Global Opportunities Fund, LLC (filed as Exhibit 10.17 to the Current Report on Form 8-K filed on February 8, 2024).
10.19*	Escrow agreement dated as of May 15, 2024, between Digerati Technologies, Inc. and MP Law and Trust and TTEL.
31.1*	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of our Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of our Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.

Date: June 14, 2024	By:	/s/ Craig K. Clement
	Name:	Craig K. Clement
	Title:	Chairman of the Board of Directors &
Interim Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: June 14, 2024	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)